Form 10QSB
period 2007-12-31
Promodoeswork.com, Inc.
filed 2008-02-19
CIK 1417624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended December 31, 2007

Commission File Number 333-147169

Promodoeswork.com, Inc.

(Name of small business issuer in its charter)

Nevada                      98-0521484

(State of                     (IRS Employer

 Incorporation)             (ID Number)

6972 Coach Lamp Drive

Chilliwack, British Columbia, Canada V2R 2Y7

Telephone:  604-858-0172

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No  ____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X

No  ______

As of January 31, 2008, the registrant had 8,800,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No  X  .

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Promodoeswork.com, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2007 included in our registration statement on Form SB-2 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 6, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

Promodoeswork.com, Inc.

 (A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending

December 31, 2007

Promodoeswork.com, Inc.

 (A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

For the Six Months ending December 31, 2007

          Page(s)

     Report of Independent Registered Public Accounting Firm                                        1

     Condensed Balance Sheet as of December 31, 2007                                                2

    Condensed Statements of Operations for the Six Months ending

        December 31, 2007 (With cumulative totals since inception)

       3

    Condensed Statement of Cash Flows for the Six Months ending

  December 31, 2007 (With cumulative totals since inception)

    Notes to Financial Statements

     6-11

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

PromoDoesWork.com, Inc.

We have reviewed the accompanying balance sheet of PromoDoesWork.com, Inc. as of December 31, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of PromoDoesWork.com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

February 11, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEET

(UNAUDITED)

December 31, 2007

ASSETS

December 31,
2007
Current Assets
Cash and cash equivalents	$ 41,095

Total Current Assets	41,095

TOTAL ASSETS	$ 41,095

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	2,641

Total Current Liabilities	2,641

Total Liabilities	2,641

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and
8,800,000 shares issued and outstanding	8,800
Additional paid-in capital	43,200
Deficit accumulated during the development stage	(13,546)

Total Stockholders' Equity	38,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 41,095

The accompanying notes are an integral part of these financial statements

2

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Six Months ending December 31, 2007

(With cumulative totals since inception)

	Three months	Six months	Jan. 24, 2007
	ending	ending	(Inception) to
	December 31,	December 31,	December 31,
	2007	2007	2007

INCOME
Operating revenues	$ -	$ -	$ -

OPERATING EXPENSES
Organization costs	-	-	905
Professional fees	7,641	12,641	12,641
Total Operating Expenses	7,641	12,641	13,546

NET LOSS APPLICABLE TO COMMON SHARES	$ (7,641)	$ (12,641)	$ (13,546)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.001)	$ (0.001)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,800,000	8,800,000

The accompanying notes are an integral part of these financial statements

3

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months ending December 31, 2007,

 (With cumulative totals since inception)

	Six months	Cumulative total,
	ending	January 24, 2007,
	December 31,	(Inception) to
	2007	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,641)	$ (13,546)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase in accounts payable	2,641	2,641
Total adjustments	2,641	2,641

Net cash (used in) operating activities	(10,000)	(10,905)

CASH FLOWS FROM INVESTING ACTIVITES

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	52,000

Net cash provided by financing activities	-	52,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(10,000)	41,095

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	51,095	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 41,095	$ 41,095

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending December 31, 2007

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the June 30, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Promodoeswork.com, Inc. (the Company) was incorporated on January 24, 2007 under the laws of the State of Nevada.  The business purpose of the Company is to market promotional apparel via the Internet.  The Company has elected June 30 as its fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  The Company is devoting substantially all of its efforts to development of business plans and preparation for implementation of its plans.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending December 31, 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $41,095 in cash and cash equivalents as of September 30, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending December 31, 2007

NOTE 2-

SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS	SIX MONTHS
	ENDING	ENDING
	DECEMBER 31,	DECEMBER 31,
	2007	2007

Net income (loss)	$ (7,641)	$ (12,641)
Weighted average common shares
outstanding (Basic)	8,800,000	8,800,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	8,800,000	8,800,000

Net loss per share (Basic and Diluted)	$ (0.001)	$ (0.001)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  Management is assessing the potential impact on its financial condition and results of operations.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,”  which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending December 31, 2007

NOTE 2-

SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 123R, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits (revised 2003).”   This statement requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset or liability related to the funding status provision is effective for fiscal  years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  This pronouncement has no effect on the Company at this time.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending December 31, 2007

NOTE 2-

SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an Amendment of ARB No. 51. SFAS No. 160 applies to “for profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the value of the retained investment.  The statement is effective for fiscal  years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, it is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time..

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from January 24, 2007 (date of inception) through December 31, 2007 of approximately $13,546 will begin to expire in 2028.  Accordingly, deferred tax assets of approximately $4,741 were offset by the valuation allowance.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending December 31, 2007

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2007 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 8,800,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On February 1, 2007 the Company issued 4,000,000 shares of its common stock to its founders for $.001 per share, totaling $4,000 cash, to be used for initial working capital.

During February and March of 2007 the Company sold 4,800,000 shares of its common stock at $.01 per share for $48,000 cash to be used for working capital and for the implementation of its business plan.

NOTE 5-

RELATED PARTY TRANSACTIONS

Services and facilities have been provided, without compensation, by officers and directors of the Company during its formation and for the initial sale of stock.  No value has been assigned to the services nor has any expense and capital contribution been included in the financial statements.

NOTE 6-

GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in the development stage and has no recurring operating revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.  These condensed financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2.  PLAN OF OPERATION

Promodoeswork is a development stage company with no operations, no revenue, no financial backing and few assets.  Our plan of operations is to build a business selling promotional apparel.  We intend to do this by marketing directly to customers through the Internet.  We will start by establishing an Internet storefront.

Our founders have an understanding of the promotional apparel industry which they have developed over many years of collective experience. In particular, our President has substantial hands-on experience and a wide network of industry connections.  We believe these factors will serve us well in building an efficient and effective retail enterprise.

We are currently in the process of identifying specific products and determining reliable suppliers and service providers.  Our President has working relationships with clothing manufacturers, wholesale suppliers and service providers.  Greater Vancouver has many graphic artists, embroidery service providers and silk screen shops, as well as numerous suppliers and contractors in all of these areas.  Our President has agreed to use his longstanding relationships with these contractors and suppliers to build a reliable and cost-effective base for our company.

We have no plans to enter into fixed contractual relationships with any contractors or suppliers.  We are not looking for exclusive marketing rights nor do we plan to enter into any agency agreements.  Purchasing apparel will simply be a matter of placing an order with a manufacturer or distributor once we have made the sale.

We have already begun to design and build our website.  Our domain name has been registered and it will be located at www.promodoeswork.com.  Within the next month, we will be placing a one-page introduction on the Internet.  The page will be updated from time to time, as more information is available.  The website will be fully operational by the end of third quarter 2008.  We anticipate generating modest revenues from Internet sales shortly after the website is operational.  The website hosting will be contracted from a local Internet Service Provider (ISP).  We have not yet chosen an ISP, however we do not anticipate any problem in finding a supplier at a competitive cost.

Our website will be the initial contact medium for our customers.  All orders will be placed though a “Shopping- Cart” system.  Upon receipt of the order, the order will be checked and a confirmation will be returned to the customer.  Art work will be confirmed; any necessary digitizing will be completed and the customer will be asked to approve a proof of the finished artwork.  Once the customer approved digitized artwork is approved, the clothing items will be ordered and forwarded to a silk screen or embroidery shop along with the digitized artwork for finishing.  Upon completion, the finished goods will be shipped directly.   We will begin accepting and filling customer orders as soon as our website is functional.

We will not be selling or shipping our products outside of Canada, therefore all of the prices appearing on our website will be in Canadian dollars.  There will be an explanation of this policy on our website.  Orders from non-Canadian residents will be declined and the persons placing the order will be advised by e-mail.

During the first stage of the Company’s development, our officers and directors will provide their labor at no charge.  They will undertake all administrative tasks, as well as oversee the website and conduct the day to day operations.  They will also provide office equipment and furniture if necessary in the event sufficient funds are not available.  As sales revenues increase, we will continue to re-evaluate the staffing situation.  Future staffing considerations will be made on an as needed basis.  We do not anticipate hiring any staff until after the first year of operations.

Although we have not yet settled on a product line or had detailed discussions with potential suppliers, we have found through limited discussions with suppliers and price comparisons with existing retailers that other retailers appear to be marking-up products by approximately 40 percent.  We believe that by staying within the existing pricing range we will be able to effectively compete with our major competitors.  Our marketing strategy will be to offer an extensive line of products covering the full range of quality levels.

How long we will be able to satisfy our cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly we can generate sales revenue and how much revenue can be generated.

If we are unable to raise sufficient funding through the Company’s current stock offering, or from other sources, we believe we have enough cash on hand to sustain operations for up to six months.  In that event, it will be critical that we begin to realize sales revenues within the aforementioned six month period and that we are able to cover our own expenses by the end of the six month period.

We are confident we can meet our financial obligations and pursue our plan of operations if we can either raise funding through the Company’s current stock offering, or begin collecting sales revenues within the first six months of operations.

We have no plans to undertake product research and development. There are no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations. Management also has no intention of hiring any full time permanent employees during the first year of operations.

During the first year of operations, we will concentrate our efforts exclusively on building our Internet business within the Canadian marketplace.  As we gain experience and develop sufficient revenues from sales, we will consider expanding our business outside of Canada.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit

Number

Description

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2008

Promodoeswork.com, Inc., Registrant

By:

/s/ Louis Waldman

Louis Waldman

Director, President, Principal Executive Officer

By:

/s/ Derrick Waldman

Derrick Waldman

Principal Financial Officer

By:

:

/s/ John Sjpencer

John Spencer

Control/Principal Accounting Officer