Form 10QSB
period 2008-03-31
Promodoeswork.com, Inc.
filed 2008-05-20
CIK 1417624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended March 31, 2008

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

Yes     X

No  ______

As of April 30, 2008, the registrant had 8,800,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No  X  .

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Promodoeswork.com, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2007 included in our registration statement on Form SB-2 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 6, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

2

Promodoeswork.com, Inc.

 (A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending

March 31, 2008

3

Promodoeswork.com, Inc.

 (A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months ending March 31, 2008

          Page(s)

     Report of Independent Registered Public Accounting Firm                                    1

     Condensed Balance Sheet as of March 31, 2008

   2

    Condensed Statements of Operations for the Three and Nine Months ending

        March 31, 2008 (With cumulative totals since inception)

       3

    Condensed Statement of Cash Flows for the Nine Months ending

  March 31, 2008 (With cumulative totals since inception)

       4

    Notes to Financial Statements

     5-11

4

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

PromoDoesWork.com, Inc.

(A Development Stage Company)

We have reviewed the accompanying condensed balance sheet of PromoDoesWork.com, Inc. as of March 31, 2008, and the related condensed statements of operations, and cash flows for the three-month and nine-month periods ended March 31, 2008 cumulative total January 24, 2007 (Inception) through March 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

May 20, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEET

(UNAUDITED)

March 31, 2008

ASSETS

March 31,
2008
Current Assets
Cash and cash equivalents	$ 26,944

Total Current Assets	26,944

TOTAL ASSETS	$ 26,944

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	2,968

Total Current Liabilities	2,968

Total Liabilities	2,968

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and
8,800,000 shares issued and outstanding	8,800
Additional paid-in capital	43,200
Deficit accumulated during the development stage	(28,024)

Total Stockholders' Equity	23,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 26,944

The accompanying notes are an integral part of these financial statements

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Nine Months ending March 31, 2008

(With cumulative totals since inception)

	Three months	Nine months	Jan. 24, 2007
	ending	ending	(Inception) to
	March 31,	March 31,	March 31,
	2008	2008	2008

INCOME
Operating revenues	$ -	$ -	$ -

OPERATING EXPENSES
Organization costs	-	-	905
Professional fees	4,168	16,809	16,809
Outside services	10,135	10,135	10,135
Taxes and licenses	175	175	175
Total Operating Expenses	14,478	27,119	28,024

NET LOSS APPLICABLE TO COMMON SHARES	$ (14,478)	$ (27,119)	$ (28,024)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.002)	$ (0.003)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,800,000	8,800,000

The accompanying notes are an integral part of these financial statements

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months ending March 31, 2008,

 (With cumulative totals since inception)

	Nine months	Cumulative total,
	ending	January 24, 2007,
	March 31,	(Inception) to
	2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (27,119)	$ (28,024)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase in accounts payable	2,968	2,968
Total adjustments	2,968	2,968

Net cash (used in) operating activities	(24,151)	(25,056)

CASH FLOWS FROM INVESTING ACTIVITES

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	52,000

Net cash provided by financing activities	-	52,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(24,151)	26,944

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	51,095	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 26,944	$ 26,944

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the June 30, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $26,944 in cash and cash equivalents as of March 31, 2008.

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

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonable assured.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

NOTE 2-

SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

PART I (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per hare:

		THREE MONTHS	NINE MONTHS
		ENDING	ENDING
		MARCH 31,	MARCH 31,
		2008	2008

Net income (loss)		$ (14,478)	$ (27,119)
Weighted average common shares
outstanding (Basic)		8,800,000	8,800,000
	Options	-	-
	Warrants	-	-
Weighted average common shares
outstanding (Diluted)		8,800,000	8,800,000

Net loss per share (Basic and Diluted)		$ (0.165)	$ (0.308)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

(a)Recent Accounting Pronouncements

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  The Company’s transactions are reported at fair value due to the short-term cash nature of its transactions.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

NOTE 2-

SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

 (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,”  which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 123R, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits (revised 2003).”   This statement requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset or liability related to the funding status provision is effective for fiscal  years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  This pronouncement has no effect on the Company at this time.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

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

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from January 24, 2007 (date of inception) through March 31, 2008 of approximately $28,024 will begin to expire in 2028.  Accordingly, deferred tax assets of approximately $9,808 were offset by the valuation allowance.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months ending March 31, 2008

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2008 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 8,800,000 shares issued and outstanding.

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

We have identifying specific products and determined reliable suppliers and service providers that we intend to deal with once our company begins operations.  Our President has a long standing working relationships with the companies we intend use.  All of the suppliers and contactors we will be using are in the Greater Vancouver area.  We anticipate beginning operation within several weeks of our stock being cleared for trading and after any required waiting periods have lapsed.

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

During the first stage of the Company’s development, our officers and directors will provide their labor at no charge.  They will undertake all administrative tasks, as well as oversee the website and conduct the day to day operations.  They will also provide the office equipment and furniture necessary for the first year of operations.  If sales revenues increase, we will re-evaluate the staffing situation.  Future staffing considerations will be made on an as-needed basis.  We do not anticipate hiring any staff until after the first year of operations.

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

Although we have not been able to raise funding through the last stock offering, we believe we have sufficient cash on hand to sustain operations for the first year of operations.

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit

Number

Description

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20,2008

Promodoeswork.com, Inc., Registrant

By:

/s/ Louis Waldman

Louis Waldman

Director, President, Principal Executive Officer

By:

/s/ Derrick Waldman

Derrick Waldman

Principal Financial Officer

By:

:

/s/ John Spencer

John Spencer

Control/Principal Accounting Officer