Form 10QSB/A
period 2007-12-31
Promodoeswork.com, Inc.
filed 2008-06-06
CIK 1417624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months ending

December 31, 2007

Promodoeswork.com, Inc.

 (A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

For the Six Months ending December 31, 2007

          Page(s)

     Condensed Balance Sheet as of December 31, 2007                                               1

    Condensed Statements of Operations for the Six Months ending

        December 31, 2007 (With cumulative totals since inception)

       2

    Condensed Statement of Cash Flows for the Six Months ending

  December 31, 2007 (With cumulative totals since inception)

    Notes to Financial Statements

     5-10

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

April 30, 2008

Promodoeswork.com, Inc., Registrant

By:

/s/ Louis Waldman

______________________________

Louis Waldman

Director, President, Principal Executive Officer

By:

/s/ Derrick Waldman

______________________________

Derrick Waldman

Principal Financial Officer

By:

/s/ John Spencer

:

______________________________

John Spencer

Control/Principal Accounting Officer