Form 10-K
period 2008-06-30
Promodoeswork.com, Inc.
filed 2008-09-29
CIK 1417624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission file number:  333-147169

Promodoeswork.com, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0521484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5510 164th Ave. Edmonton, Alberta, Canada	T5Y 3L1
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:

(780) 457-0029

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:

Name of each exchange on which registered:

N/A

N/A

Securities registered under Section 12(g) of the Exchange Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X]  Yes  [  ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $66,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  8,800,000 shares of common stock

PART I

Item 1.  Business

Business Development

Promodoeswork.com, Inc was incorporated on January 25, 2007, in the state of Nevada.  We are a developmental stage company.  We have never conducted operations, we have had no operational revenues and we have few assets.  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Business of Issuer

We are developing a business as an on-line retailer of promotional apparel. We intend to purchase and resell various apparel items such as tee shirts, golf shirts, jackets, caps and sports cloths.  All purchases will be made direct from manufacturers and wholesalers on an “as-is” basis.  We will then have customized silk screened or embroidery logos, monograms, trademarks or other art work applied to the items as per the customer’s instruction.  Customers will be able to either supply their own art work or have us design it for them.  We intend to use contract design services as required.  The silk screening and embroidery work will also be applied by independent contractors, and the shipping will be contracted as well.

Principal Products and Services

We will be offering custom embroidered and silk screened tee shirts, golf shirts, jackets, caps and sports cloths to consumers via the internet.  All products offered will be obtained from existing manufacturers and wholesale distributors.  Customers will be able to purchase these apparel items with a custom designed logo, monogram or art work of their choice.

The Market

Promodoeswork will be targeting its marketing towards Canadian businesses, schools, athletic organizations, cultural groups and any other identifiable groups that may be in the market for promotional apparel.  We intend to reach this market via our website on the internet.

Competition and Competitive Strategy

There are no specific barriers to entry in this retail sector.

As a start-up company we will be at a competitive disadvantage in our industry.  The Company will be challenged to build its business from the ground up and to establish itself as a credible participant in an already existing marketplace.

There are many other companies selling the products we intend to sell; both on the internet and through retail store outlets.

Our competitive strategy will be to offer products from all major manufacturers in a wide variety of quality levels.  We will provide a quick turn-around from the time we get the order to the time it is shipped.  We will also offer very competitive pricing.

Distribution

All sales transactions will be through our website on the internet.  We will be responsible for coordinating everything from the order taking through to the shipping.  We will use independent contractors for finishing and shipping the products.  The shipping method will be as per the customers’ request.  We expect to utilize the postal service, bus lines and package forwarding services such as FedEx or UPS.  Since we will not be manufacturing or finishing our products, and given the custom nature of our products, it will not be necessary for us to carry an inventory.  All finished products will be shipped immediately upon completion of embroidery or silk screening.

Sources and Availability of Products and Supplies

All products and supplies that we require for consumption or re-sale are readily available from numerous sources. Product shortages, restrictions or any other type of limiting factors have not characterized this industry, and there are no indications that such problems will occur in the foreseeable future.  We will not be manufacturing, assembling or processing any of the products, or any part of the products that we will be selling.  We will be purchasing all of our inventory and supplies from wholesalers or manufacturers.

Dependence on One or a Few Major Customers

We do not intend on being dependant upon one or few large customers.  Our business plan calls for the establishment of a broad customer base.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry or any of the products or services that we plan to provide, which would give cause for any patent, trademark or license infringements or violations. We have also not entered into any franchise agreements or other contracts that have given or could give rise to obligations or concessions.

Governmental Controls and Approvals

As a retailer, the major area for government control or need for government approval would be concerning business licensing, Labor Standards, and Occupational Health and Safety.  Our Officers and Directors are aware of the various requirements in this regard and will make the necessary arrangements as the business grows and employees are hired.

All of the products being offered by us for sale will be purchased from major wholesale distributors and will carry the necessary Government and industry standard approvals.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, there are no other types of government regulations existing or being contemplated that would adversely affect our ability to operate.

Research and Development Activities and Costs

Our Directors and Officers have undertaken minimal research and virtually no development to date regarding product, location and shipping.  We do not have any plans to undertake any additional research or development in the future.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future to address issues specific to our business.

Facilities

We do not own or rent facilities of any kind.  At present we are operating from our official address that is located within the offices of our President.  Our President provides this space free of charge.  We will continue to use this space for our executive offices for the foreseeable future.

Employees

We have no intention to hire employees until we have begun active business operations and begun generating sufficient revenues to incur the salary and other expenses associated therewith.  Our Officers and Directors will do whatever work is necessary to bring the business to the point of earning revenues from Internet sales. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees before the end of the second year of operations

Item 1A. Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We do not own any property, real or otherwise. We conduct our administrative affairs from our President’s office, at no cost to the Company.  Retail space will be rented when we have sufficient funds available.  The cost has not yet been determined; however, we expect to pay market rates.

We do not have any investments or interests in any real estate. We also do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market price of and Dividends on the Registrants Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Electronic Bulletin Board (OTCBB) operated by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “PDWK”. Our common stock has been quoted on the OTCBB since June 23, 2008.

Our common stock has not had any trading activity, since first being quoted on June 23, 2008.

Of the 8,800,000 shares of common stock outstanding as of June 30, 2008, 2,200,000 shares were owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of June 30, 2008, we have 8,800,000 Shares of $0.001 par value common stock issued and outstanding held by 40 shareholders of record.

Dividends

There are no restrictions in Promodoeswork’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

Promodoeswork would not be able to pay its debts as they become due in the usual course of business;

or

2.

Promodoeswork’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2008.

Item 6.  Selected Financial Data.

			From
			Inception
			(Jan. 24,
	Year Ended	Year Ended	2007) to
	June 30	June 30	June 30
	2008	2007	2008

Total expenses	$ 33,723	$ (905)	$ (34,628)
Operating revenue	-	-	-
Net loss	(33,723)	(905)	(34,628)
Net cash provided by financing activities	-	52,000	52,000
Cash used in operating activities	(31,611)	(905)	(32,516)
Cash and cash equivalents on hand	19,484	-	-
Net loss per common share: Basic and Diluted	(0.004)	(0.000)	N/A
Weighted average number of common shares outstanding:
Basic and diluted	8,800,000	8,580,000	N/A
Cash dividends declared per common share	-	-	-
Property and equipment, net	-	-	-
Long-term debt	-	-	-
Shareholders’ equity	17,372	51,095	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Promodoeswork is a development stage company with no operations, no revenue, no financial backing and few assets.  Our plan of operations is to build a business selling promotional apparel.  We intend to do this by marketing directly to customers through the Internet.  We will start by establishing an Internet storefront.

We have identifying specific products and determined reliable suppliers and service providers that we intend to deal with once our company begins operations.  Our President has a long standing working relationships with the companies we intend use.  All of the suppliers and contractors we will be using are in Canada.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.Financial Statements and Supplementary Data.

Promodoeswork.com, Inc.

 (A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ending

June 30, 2008 and 2007

Promodoeswork.com, Inc.

 (A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

          Page(s)

     Report of Independent Registered Public Accounting Firm                                    1

     Balance Sheets as of June 30, 2008 and 2007

    Statements of Operations for the Year Ending June 30, 2008

        and the Initial Period January 24, 2007 to June 30, 2007

        (With cumulative totals since inception)

     Statement of Changes in Stockholders’ Equity from January 24, 2007

        (Inception) to June 30, 2008

    Statements of Cash Flows for the Year Ending June 30, 2008 and the

        Initial Period January 24, 2007 (Inception) to June 30, 2008

  (With cumulative totals since inception)

    Notes to Financial Statements

     6-12

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PromoDoesWork.com, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of PromoDoesWork.com, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2008, from inception on January 24, 2007 to June 30, 2007, and from inception on January 24, 2007 to June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PromoDoesWork.com, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2008, from inception on January 24, 2007 to June 30, 2007, and from inception on January 24, 2007 to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no recurring operating revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

September 5, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Promodoeswork.com, Inc.

(A Development Stage Company)

BALANCE SHEETS

June 30, 2008 and 2007

ASSETS
	June 30, 2008	June 30, 2007
	(Fiscal year end)	(Fiscal year end)
Current Assets
Cash and cash equivalents	$ 19,484	$ 51,095
Accounts receivable	300	-

Total Current Assets	19,784	51,095

TOTAL ASSETS	$ 19,784	$ 51,095

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	2,412	-

Total Current Liabilities	2,412	-

Total Liabilities	2,412	-

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and
8,800,000 shares issued and outstanding	8,800	8,800
Additional paid-in capital	43,200	43,200
Deficit accumulated during the development stage	(34,628)	(905)

Total Stockholders' Equity	17,372	51,095

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,784	$ 51,095

The accompanying notes are an integral part of these financial statements

2

Promodoeswork.com, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ending	Initial period,	Jan. 24, 2007
		January, 24 to	(Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

INCOME
Operating revenues	$ -	$ -	$ -

OPERATING EXPENSES
Organization costs	-	905	905
Professional fees	21,671	-	21,671
Outside services	11,877	-	11,877
Taxes and licenses	175	-	175
Total Operating Expenses	33,723	905	34,628

PROVISION FOR INCOME TAXES (Note 3)	-	-	-

NET LOSS	$ (33,723)	$ (905)	$ (34,628)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.004)	$ (0.000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,800,000	8,580,000

The accompanying notes are an integral part of these financial statements

2

Promodoeswork.com, Inc.

(A Development Stage Company)

STATEMENT OF  STOCKHOLDERS' EQUITY

From January 24, 2007 (Inception) to June 30, 2008

	Common Stock		Additional	Deficit accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	during the develop-	Equity
				ment stage
January 24, 2007 (Date of inception)	-	-	-	-	-
Issuance of common stock for cash of $.001
per share in February, 2007	4,000,000	$ 4,000	$ -	$ -	$ 4,000
Issuance of common stock for cash of $.01
per share during February-March, 2007	4,800,000	4,800	43,200		48,000
Less net loss				(905)	(905)
Balance, June 30, 2007	8,800,000	8,800	43,200	(905)	51,095
Less net loss	-	-	-	(33,723)	(33,723)
Balance, June 30, 2008	8,800,000	$ 8,800	$ 43,200	$ (34,628)	$ 17,372

The accompanying notes are an integral part of these financial statements

2

Promodoeswork.com, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ending June 30, 2008 and 2007,

 (With cumulative totals since inception)

	Year	Initial period,	January 24, 2007,
	ending	January 24 to	(Inception) to
	June 30,	June 30,	June 30, 2008
	2008	2007

OPERATING ACTIVITIES
Net loss	$ (33,723)	$ (905)	$ (34,628)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
(Increase) in accounts receivable	(300)	-	(300)
Increase in accounts payable	2,412	-	2,412
Total adjustments	2,112	-	2,112

Net cash (used in) operating activities	(31,611)	(905)	(32,516)

INVESTING ACTIVITES

Net cash (used in) investing activities	-	-	-

FINANCING ACTIVITES
Sale of common stock	-	52,000	52,000

Net cash provided by financing activities	-	52,000	52,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(31,611)	51,095	19,484

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	51,095	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 19,484	$ 51,095	$ 19,484

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

2

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $19,484 in cash and cash equivalents as of June 30, 2008.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Advertising

Advertising is expensed as incurred.  The Company has had no advertising expense since inception.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

		YEAR ENDING	INITIAL PERIOD FROM
			JAN. 24, 2007 (Inception)
		JUNE 30,	TO JUNE 30,
		2008	2007

Net income (loss)		$ (33,723)	$ (905)
Weighted average common shares
outstanding (Basic)		8,800,000	8,850,000
	Options	-	-
	Warrants	-	-
Weighted average common shares
outstanding (Diluted)		8,800,000	8,850,000

Net loss per share (Basic and Diluted)		$ (0.00)	$ (0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

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

SFAS No. 160 applies to “for profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the value of the retained investment.  The statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, it is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from January 24, 2007 (date of inception) through June 30, 2008 of approximately $34,628 will begin to expire in 2028.  Accordingly, deferred tax assets of approximately $10,388 were offset by the valuation allowance.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2008 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 8,800,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On February 1, 2007 the Company issued 4,000,000 shares of its common stock to its founders for $.001 per share, totaling $4,000 cash, which was used for initial working capital.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ending June 30, 2008 and 2007

NOTE 6-

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is in the development stage and has no recurring operating revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of June 30, 2008, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended June 30, 2008, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of June 30, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Louis Waldman, President, Member of the Board of Directors, age 66. Term of service commenced January 26, 2007, effective for one year – renewable.

Mr. Waldman has 18 years experience in the stock market.  He started with the Montreal Sock Exchange in 1958 as a Page Boy then Board Marker.   He was soon hired by the brokerage firm Jones Heward & Co.  He continued to work the floor of the Montreal Stock Exchange in various training positions until he became a trader.  Mr. Waldman continued to work as a trader and on the order desk until he joined the Royal Canadian Mounted Police (RCMP) in 1976.

Mr. Waldman’s RCMP career included a number of various work assignments, including commercial crime and security.  He retired from the RCMP in 1998.

From 1978 to the present Mr. Waldman has worked with his wife building and operating a retail promotional products business.  In 1990 Mrs. Waldman opened a retail sales outlet in Chilliwack BC.  Mr. Waldman helped his wife on a casual basis until his retirement in 1998.  In 1998 Mr. Waldman joined his wife full-time until she sold the business in 2003.

Since 2003 Mr. Waldman has continued to work in the promotional product business servicing a small number of long-term clients.

As President, Mr. Waldman has assumed the leadership role and accepted overall responsibility for the development of the Company.  Mr. Waldman currently spends about five percent (5%) of his working day doing work for Promodoeswork.  As our business grows Mr. Waldman anticipates devoting more of his working time to managing Company affairs.

Derrick Waldman, Secretary/Treasurer, Member of the Board of Directors, age 41. Term of service commenced January 26, 2007, effective for one year – renewable.

Mr. Waldman joined the Canadian Armed Forces in 1985.  He undertook Avionics Technician training and remained with the armed forces until 1989.

In 1989 Mr. Waldman took a position with Air Canada as an Avionics Technician.  He remains currently employed by Air Canada in a supervisory capacity.

Although Mr. Waldman has no formal business education or full-time experience in the promotional products industry, he has many years of casual experience working with the family business.  Mr. Waldman has a very thorough understanding and extensive hands-on experience with both the silk screening and embroidery processes.   He also has excellent computer and internet skills.

John Spencer, Member of the Board of Directors, age 40. Term of service commenced January 26, 2007, effective for one year – renewable.

Mr. Spencer joined the Canadian Armed Forces in 1987.  He carried out a number of duties including a transportation dispatcher and instructor.  Mr. Spencer intends to retire from military service in February 2008.

Although Mr. Spencer has no formal business education or full-time experience in the promotional products industry, he worked casually from 1993 to 1995 with the Waldmans at their retail promotional products store in Chilliwack.

Mr. Spencer is familiar with silk screening and embroidery processes, and he has excellent computer and internet skills.

Family Relationships

Mr. Derrick Waldman is the son of Mr. Louis Waldman.  Mr. John Spencer is the son-in-law of Mr. Louis Waldsman and the brother-in-law of Mr. Derrick Waldman

Legal Proceedings.

During the past five years, none of our Directors or Officers has been a party to any bankruptcy proceeding; has been convicted in a criminal proceeding; is subject to any order, judgment or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Audit Committee

The Company does not currently have a separate audit committee.  All of the members of the Board of Directors currently serve as the audit committee.  None of the Directors qualify as a financial expert.

Item 11. Executive Compensation.

(a) No Officer or Director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists. There are no plans to increase the number of employees significantly over the next twelve months.

Following is the Summary Compensation table showing compensation officers for the period from inception (January 25, 2007) through June 30, 2007 and for the year ended June 30, 208.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Louis Waldman, President	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Derrick Waldman, Secretary/Treasurer	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time. Following is the Summary Compensation table showing compensation directors for the period from inception (January 25, 2007) through June 30, 2007 and for the year ended June 30, 208.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Louis Waldman	0	0	0	0	0	0	0
Derrick Waldman	0	0	0	0	0	0	0
John Spencer	0	0	0	0	0	0	0

Stock Option Grants

As of the date of this Prospectus the Company has not granted any stock options

Employment Agreements

We do not have any employment or consultant agreements with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors, Officers and Control Persons, as of June 30, 2008:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Louis Waldman Director, President 6972 Coach Lamp Drive, Chilliwack B.C., Canada V2R 2Y7	2,000,000	22.8%
Common	Derrick Waldman Director, Sec/Tres 7 – 2075 Patricia, Montreal Quebec, Canada, H4B 1Y7	100,000	1.1%
Common	John Spencer Director 5510 164th Ave., Edmonton, AB Canada, T5Y 3L1	100,000	1.1%
Common	Darryl Mills Significant Investor 9815 Cawley Street, Chilliwack, B.C., Canada V2P 4K8	2,000,000	22.8%
Common	Directors, Officers and significant investors as a group (3)	4,200,000	47.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Services and facilities have been provided, without compensation, by officers and directors of the Company during its formation and for the initial sale of stock.  No value has been assigned to the services nor has any expense and capital contribution been included in the financial statements.

Item 14. Principal Accounting Fees and Services.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008:

$ 5,400.00

2007:

$ 7,100.00

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0.00

2007:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0.00

Nature of Services: None (see note below)

2007:

$ 500.00

Nature of Services: June 30, 2007 Tax Return

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2008 is currently underway.

All Other Fees:

2007:

$ 0.00

2008:

$ 0.00

 (5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on November 6, 2007 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-147169), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Promodoeswork.com, Inc.

By:

/s/ Louis Waldman

Louis Waldman

Director, President, Principal Executive Officer

By:

/s/ Derrick Waldman

Derrick Waldman

Principal Financial Officer

By:

/s/ John Spencer

John Spencer

Control/Principal Accounting Officer