Form 10-Q
period 2008-09-30
Promodoeswork.com, Inc.
filed 2008-11-12
CIK 1417624

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended September 30, 2008

Commission File Number 333-147169

Promodoeswork.com, Inc.

(Exact name of registrant as specified in its charter)

Nevada                      98-0521484

(State of                     (IRS Employer

 Incorporation)             (ID Number)

6972 Coach Lamp Drive

Chilliwack, British Columbia, Canada V2R 2Y7

Telephone:  604-858-0172

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting compamy.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X

No  ______

As of October 31, 2008, the registrant had 8,800,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Promodoeswork.com, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

2

Promodoeswork.com, Inc.

 (A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending

September 30, 2008

3

Promodoeswork.com, Inc.

 (A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months ending September 30, 2008

          Page(s)

     Condensed Balance Sheets as of September 30, 2008 and

         June 30, 2008 (Fiscal year end)

   1

    Condensed Statements of Operations for the Three Months ending

        September 30, 2008 and 2007 (With cumulative totals since inception)

       2

    Condensed Statements of Cash Flows for the Three Months ending

  September 30, 2008 and 2007 (With cumulative totals since inception)

       3

    Notes to Financial Statements

     4-11

4

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Current Assets
	September 30,	June 30, 2008,
	2008	Fiscal year end
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$ 11,572	$ 19,484
Accounts receivable	300	300

Total Current Assets	11,872	19,784

TOTAL ASSETS	$ 11,872	$ 19,784

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,943	2,412

Total Current Liabilities	1,943	2,412

Total Liabilities	1,943	2,412

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and
8,800,000 shares issued and outstanding	8,800	8,800
Additional paid-in capital	43,200	43,200
Deficit accumulated during the development stage	(42,071)	(34,628)

Total Stockholders' Equity	9,929	17,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,872	$ 19,784

The accompanying notes are an integral part of these  financial statements.

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	January 24, 2007
	ending	ending	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

INCOME
Operating revenues	$ -	$ -	$ -

OPERATING EXPENSES
Organization costs	-	-	905
Accounting	5,000	5,000	17,500
Legal expenses	1,943	-	11,114
Other services	500	-	12,377
Taxes and licenses	-	-	175
Total Operating Expenses	7,443	5,000	42,071

NET LOSS	$ (7,443)	$ (5,000)	$ (42,071)

LOSS PER BASIC AND DILUTED COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,800,000	8,800,000

The accompanying notes are an integral part of these  financial statements.

Promodoeswork.com, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Cumulative total,
	ending	ending	January 24, 2007,
	September 30,	September 30,	(Inception) to
	2008	2007	September 30, 2008

OPERATING ACTIVITIES
Net loss	$ (7,443)	$ (5,000)	$ (42,071)
Adjustments to reconcile net loss to cash (used) in operating activities:
(used in) operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	-	-	(300)
(Increase) in prepaid expenses	-	(5,000)
Increae (decrease) in accounts payable	(469)		1,943
Total adjustments	(469)	(5,000)	1,643

Net cash (used in) operating activities	(7,912)	(10,000)	(40,428)

INVESTING ACTIVITES

Net cash (used in) investing activities	-	-	-

FINANCING ACTIVITES
Sale of common stock	-	-	52,000

Net cash provided by financing activities	-	-	52,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(7,912)	(10,000)	11,572

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	19,484	51,095	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 11,572	$ 41,095	$ 11,572

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these  financial statements.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the June 30, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $11,572 and $41,095, respectively, in cash and cash equivalents as of September 30, 2008 and 2007.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

NOTE 2-

SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS	THREE MONTHS
	ENDING	ENDING
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007

Net income (loss)	$ (7,443)	$ (5,000)
Weighted average common shares
outstanding (Basic)	8,800,000	8,800,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	8,800,000	8,800,000

Net loss per share (Basic and Diluted)	$ (0.001)	$ (0.001)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a  frame-

work for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  The Company’s transactions are reported at fair value due to the short-term cash nature of its transactions.

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from January 24, 2007 (date of inception) through September 30, 2008 of approximately $42,071 will begin to expire in 2028.  Accordingly, deferred tax assets of approximately $12,621 were offset by the valuation allowance.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2008 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 8,800,000 shares issued and outstanding.

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

Promodoeswork.com, Inc.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months ending September 30, 2008

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Promodoeswork is a development stage company with no operations, no revenue, no financial backing and few assets.  Our plan of operations is to build a business selling promotional apparel.  We intend to do this by marketing directly to customers through the Internet.  We will start by establishing an Internet storefront.

We have identified specific products and determined reliable suppliers and service providers that we intend to deal with once our company begins operations.  Our President has a long standing working relationship with the companies we intend use.  All of the suppliers and contractors we will be using are in Canada.

We have no plans to enter into fixed contractual relationships with any contractors or suppliers.  We are not looking for exclusive marketing rights nor do we plan to enter into any agency agreements.  Purchasing apparel will simply be a matter of placing an order with a manufacturer or distributor once we have made the sale.

We have already begun to design and build our website.  Our domain name has been registered and it will be located at www.promodoeswork.com.  Within the next month, we will be placing a one-page introduction on the Internet.  The page will be updated from time to time, as more information is available.  The website will be fully operational by the end of fourth quarter 2008.  We anticipate generating modest revenues from Internet sales shortly after the website is operational.  The website hosting will be contracted from a local Internet Service Provider (ISP).  We have not yet chosen an ISP, however we do not anticipate any problem in finding a supplier at a competitive cost.

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

Although we have not been able to raise funding through the last stock offering on Form SB-2, we believe we have sufficient cash on hand to sustain operations for the first year of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

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

Exhibit

Number

Description

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11,2008

Promodoeswork.com, Inc., Registrant

By:

/s/ Louis Waldman

Louis Waldman

Director, President, Principal Executive Officer

By:

/s/ Derrick Waldman

Derrick Waldman

Principal Financial Officer

By:

:

/s/ John Spencer

John Spencer

Control/Principal Accounting Officer