Form 10-Q
period 2008-12-31
Promodoeswork.com, Inc.
filed 2009-02-13
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of February 11, 2009, the registrant had 8,800,000 shares of common stock, $0.001 par value, issued and outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “PDWK” and the “Registrant” refer to Promodoeswork.com, Inc.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Promodoeswork.com, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

Promodoeswork.com, Inc.
 (A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Six Months ending
December 31, 2008

Promodoeswork.com, Inc.
 (A Development Stage Company)
INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
For the Six Months ending December 31, 2008

Page(s)

Condensed Balance Sheets as of December 31, 2008 and June 30, 2008 (Fiscal year end)	1

Condensed Statements of Operations for the Three and Six Months ending December 31, 2008 and 2007 (With cumulative totals since inception)	2

Condensed Statements of Cash Flows for the Six Months ending December 31, 2008 and 2007 (With cumulative totals since inception)	3

Notes to Financial Statements	4-11

Promodoeswork.com, Inc
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	December 31,	June 30, 2008,
	2008	Fiscal year end
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$4,484	$19,484
Other receivables, net	-	300
Total Current Assets	4,484	19,784
TOTAL ASSETS	$4,484	$19,784

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	200	2,412
Total Current Liabilities	200	2,412
Total Liabilities	200	2,412

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and
8,800,000 shares issued and outstanding	8,800	8,800
Additional paid-in capital	43,200	43,200
Deficit accumulated during the development stage	(47,716)	(34,628)
Total Stockholders' Equity	4,284	17,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,484	$19,784

Promodoeswork.com, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Six months	Three months	Six months	January 24, 2007
	ending	ending	ending	ending	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2007	2008

INCOME
Operating revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organization costs	-	-	-	-	905
Accounting	2,700	7,700	2,100	7,100	20,200
Legal expenses	2,010	3,953	5,541	5,541	13,124
Other services	635	1,135	-	-	13,012
Taxes and licenses	-	-	-	-	175
Provision for bad debts	300	300	-	-	300
Total Operating Expenses	5,645	13,088	7,641	12,641	47,716

NET LOSS	$(5,645)	$(13,088)	$(7,641)	$(12,641)	$(47,716)

LOSS PER BASIC AND DILUTED
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,800,000	8,800,000	8,800,000	8,800,000

Promodoeswork.com, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months	Six Months	Cumulative total,
	ending	ending	January 24, 2007,
	December 31,	December 31,	(Inception) to
	2008	2007	December 31, 2008

OPERATING ACTIVITIES
Net loss	$(13,088)	$(12,641)	$(47,716)
Adjustments to reconcile net loss to cash (used) in operating activities:
(used in) operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	-	-	(300)
Increase in allowance for doubtful accounts	300	-	300
(Increase) in prepaid expenses	-	-	-
Increae (decrease) in accounts payable	(2,212)	2,641	200
Total adjustments	(1,912)	2,641	200

Net cash (used in) operating activities	(15,000)	(10,000)	(47,516)

INVESTING ACTIVITES

Net cash (used in) investing activities	-	-	-

FINANCING ACTIVITES
Sale of common stock	-	-	52,000

Net cash provided by financing activities	-	-	52,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(15,000)	(10,000)	4,484

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	19,484	51,095	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,484	$41,095	$4,484

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Promodoeswork.com, Inc.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Six Months ending December 31, 2008

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
For the Six Months ending December 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $4,484 and $41,095 in cash and cash equivalents as of December 31, 2008 and 2007, respectively.

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

Promodoeswork.com, Inc.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Six Months ending December 31, 2008

NOTE 2-	SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS	SIX MONTHS
	ENDING	ENDING
	DECEMBER 31,	DECEMBER 31,
	2008	2007

Net income (loss)	$(13,088)	$(12,641)
Weighted average common shares
outstanding (Basic)	8,800,000	8,800,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	8,800,000	8,800,000

Net loss per share (Basic and Diluted)	$(0.001)	$(0.001)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a  frame-work for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  The Company’s transactions are reported at fair value due to the short-term cash nature of its transactions.

Promodoeswork.com, Inc.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Six Months ending December 31, 2008

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
For the Six Months ending December 31, 2008

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
For the Six Months ending December 31, 2008

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
For the Six Months ending December 31, 2008

NOTE 3-	PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from January 24, 2007 (date of inception) through December 31, 2008 of approximately $47,716 will begin to expire in 2028.  Accordingly, deferred tax assets of approximately $16,700 were offset by the valuation allowance.

NOTE 4 -	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2008 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 8,800,000 shares issued and outstanding.

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
For the Six Months ending December 31, 2008

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

NOTE 7-	SUBSEQUENT EVENTS

On January 15, 2009, the Company signed a Memorandum of Understanding with Changda International Ltd. outlining the intention of the Parties that the Registrant acquire 100% of the voting capital stock of Changda in exchange solely for common shares of the Registrant.  The Share Exchange Transaction will be the final part of a series of consecutive transactions in which Registrant intends to acquire 100% of the beneficial ownership interest in Changda.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At present, we are a development stage company with no operations and no revenue.

On January 15, 2009, Darryl Mills, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement (“Affiliate Agreement”) with Allhomely International Limited (the “Buyer”).  Pursuant to the Affiliate Agreement, Buyer acquired from Darryl Mills a total of 2,000,000 restricted shares of common stock of the Registrant for a total price of $100,000.

Also on January 15, 2009, John Spencer, Derrick Waldman, and Louis Waldman (collectively the “Restricted Sellers”), shareholders and affiliates of the Registrant, consummated one Restricted Stock Purchase Agreement (the “Share Agreement”) with Buyer.  Pursuant to the Share Agreement, Buyer acquired from the Restricted Sellers a total of 2,200,000 restricted shares of common stock of the Registrant for a total price of $87,500.

Also on January 15, 2009, the Company signed a Memorandum of Understanding with Changda International Ltd. (“Changda”) whereas it is the intention of the Parties that the Registrant acquire 100% of the voting capital stock of Changda in exchange solely for common shares of Promodoeswork.com, Inc (the “Share Exchange Transaction”).  The closing of the Share Exchange Transaction is anticipated to take place on or about February 13, 2009.

The Share Exchange Transaction will be the final part of a series of consecutive transactions including the Affiliate Agreement and the Share Agreement consummated on January 15, 2009 (“Stock Purchase Transactions”), in which Registrant intends to acquire 100% of the beneficial ownership interest in Changda.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2009, Darryl Mills, a shareholder and affiliate of the Company, consummated one Affiliate Agreement with Buyer.  Pursuant to the Affiliate Agreement, Buyer acquired from Darryl Mills a total of 2,000,000 restricted shares of common stock of the Registrant for a total price of $100,000.

Also on January 15, 2009, the Restricted Sellers, shareholders and affiliates of the Registrant, consummated one Share Agreement with Buyer.  Pursuant to the Share Agreement, Buyer acquired from the Restricted Sellers a total of 2,200,000 restricted shares of common stock of the Registrant for a total price of $87,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Affiliate Stock Purchase Agreement between Darryl Mills & Allhomely International Limited (2)
10.2	Share Purchase Agreement between John Spencer, Derrick Waldman, Louis Waldman & Allhomely International Limited (2)
99.1	Memorandum of Understanding between Registrant and Changda International Ltd (2)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form SB-2 registration statement filed on November 6, 2007.
(2) Incorporated by reference to the Report on Form 8-K as filed on January 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2009
Promodoeswork.com, Inc., Registrant

By:
/s/ Jan Pannemann
Jan Pannemann
Director, President, Principal Executive Officer