Form 10-Q
period 2009-03-31
Changda International Holdings, Inc.
filed 2009-05-20
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-53566

CHANGDA INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0521484 (I.R.S. Employer Identification No.)
10th Floor Chenhong Building No. 301 East Dong Feng Street Weifang, Shandong, People’s Republic of China (Address of principal executive offices)	261041 (Zip Code)
86 1586 311 1662
 (Registrant’s telephone number, including area code)

Promodoeswork.com, Inc.
6972 Coach Lamp  Drive,
Chilliwack, British Columbia, Canada V2r 2Y7
Former Fiscal Year 6/30
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 20, 2009, there are 56,529,964 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HODLINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended
March 31, 2009

Changda International Holdings, Inc.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months ended March 31, 2009

Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Fiscal year end)	4

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	6

Notes to Condensed Financial Statements	7-15

Changda International Holdings, Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED - Presented in $'000 except share data)

ASSETS

	March 31, 2009	December 31, 2008 Fiscal year end
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash and cash equivalents	128	511
Trade and other receivables, net	13,600	10,388
Inventories	3,158	4,158
Other receivables, net	37	105
Government grant receivables in respect of tax	2,715	2,713
Total Current Assets	19,638	17,875

Non-Current Assets
Intangible assets	4	4
Property, plant and equipment	16,391	16,800
Prepaid lease payments	1,712	1,720
Total Non-Current Assets	18,107	18,524
TOTAL ASSETS	37,745	36,399

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	3,311	3,149
Other short-term loans	1,587	1,629
Interest-bearing borrowings	3,898	1,941
Taxation	3,058	2,979
Total Current Liabilities	11,854	9,698

Non-Current Liabilities
Deferred government grants	804	808
Long-term interest-bearing borrowings	219	2,408
Shareholders' loan	1,005	1,004
Total Non-Current Liabilities	2,028	4,220

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and 56,529,964 shares issued and outstanding	57	9
Additional paid-in capital	43	43
Statutory reserve fund	2,675	2,439
Reserve for foreign exchange	104	117
Reverse acquisition reserve	5,842	5,887
Merger reserve	(510)	(510)
Retained profits	15,652	14,496
Total Stockholders' Equity	23,863	22,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,745	36,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - Presented in $'000 except share data)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

INCOME
Operating revenues	19,734	20,693

COST OF SALES
Cost of sales	16,386	17,218
GROSS PROFIT	3,348	3,475
OPERATING EXPENSES
Administrative expenses	656	421
Operating expenses	918	966
Financial costs	75	114
Other income	(10)	(51)
Taxation	364	289
Total Operating Expenses	2,003	1,739

NET PROFIT	1,345	1,736

EARNINGS PER BASIC AND DILUTED
COMMON SHARE ($)	0.06	0.20

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	22,575,340	8,800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - Presented in $'000 except share data)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

OPERATING ACTIVITIES
Net income	1,345	1,486
Adjustments to reconcile net income to cash (used) in operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	(3,155)	(1,154)
Increase (decrease) in accounts payable	170	(346)
Decrease in taxation payable	75	262
Decrease in inventory	981	572
Depreciation and amortisation	434	349
Government grant recognised	(4)	(4)
Total adjustments	(1,499)	(321)

Net cash (used in) provided by operating activities	(154)	1,165

INVESTING ACTIVITES

Purchase of property, plant and equipment	(16)	(888)

FINANCING ACTIVITES
New bank loans	200	-
Repayment of bank loans	(429)	(429)
Repayment of other loans	(43)	(113)

Net cash (used in) financing activities	(272)	(542)

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	(442)	(265)

Effect on exchange rate changes	(9)	(5)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	579	508

CASH AND CASH EQUIVALENTS - END OF PERIOD	$128	$238

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$75	$262
Interest	$114	$75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended March 31, 2009

1.         ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the annual financial statements and notes of Changda International Holdings, Inc. (‘the Company’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company, later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on January 24, 2007 under the laws of the State of Nevada.  The business purpose of the Company is the holding of investments in limited companies.  On March 30, 2009 the Company elected to change its fiscal year end date from June 30 to December 31.

The Company’s principal subsidiaries are Weifang Changda Chemical Industry Co., Ltd. ("Changda Chemical") and Weifang Changda Fertilizer Co., Ltd. ("Changda Fertilizer"). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the "PRC").  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent and drugs intermediate.   Changda Fertilizer is a limited liability company incorporated in the PRC. Changda Fertiliser’s registered office is located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertiliser is manufacturing of fertilizers.

2.         PRINCIPAL ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial information (‘the Financial Information’) of the Company and its subsidiaries ( together “Changda International Group”) has been prepared in accordance with United States Generally Accepted Accounting Principles (‘US GAAP’) and on the historical cost convention, unless otherwise indicated in this summary of significant accounting policies.

All intra-group balance, transactions, income and expenses and profits and losses resulting from intra-group transactions are eliminated in full.

Property, plant and equipment

Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation and accumulated impairment losses.  The cost of an item of plant and equipment comprises its purchase price and any directly attributable costs of brining the asset to its working condition and location for its intended use.  Repairs and maintenance costs are charged to the income statement during the year in which they are incurred.

Depreciation is provided to write off the cost less accumulated impairment losses of property, plant and equipment, other than construction in progress, over their estimated useful lives as set out below from the date on which they are available for use and after taking into account of their estimated residual values, using the straight-line method, where parts of on item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonable basis and depreciated separately:

Buildings4.85% - 9.70%	5% - 10%
Plant and machinery	11% - 12%
Office equipment	12% - 19%
Vehicles	10% - 18%
Factory equipment	18%

Changda International Group evaluates the recoverability of these assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

Construction in progress

Construction in progress is stated at cost less accumulated impairment losses. Cost includes all construction expenditure and other direct costs, including interest costs, attributable to such projects.  Costs on completed construction works are transferred to the appropriate asset category. No depreciation is provided in respect of construction in progress until it is completed and available for use.

Prepaid lease payments

Prepaid lease payments are up-front payments to acquire fixed term interests in lessee-occupied land. The premiums are stated at cost and are amortized over the period of the lease on a straight-line basis to the income statement.

Intangible assets

Trademarks

The initial cost of acquiring trademarks is capitalized. Trademarks with indefinite useful lives are carried at cost less accumulated impairment losses. Trademarks with finite useful lives are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is provided on the straight-line basis over their estimated useful lives of 10 years.

Financial instruments

Financial assets and financial liabilities are recognized when the Changda International Group becomes a party to the contractual provisions of the instruments and on a trade date basis. A financial asset is derecognized when the contractual rights to future cash flows from the financial asset expire or when the Changda International Group transfers the contractual rights to future cash flows to a third party. A financial liability is derecognized only when the liability is extinguished.

Loans and receivables

Loans and receivables including trade and other receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market and are not held for trading. They are measured at amortized cost using the effective interest method, except where receivables are interest-free loans and without any fixed repayment term or the effect of discounting would be insignificant. In such case, the receivables are stated at cost less impairment loss. Amortized cost is calculated by taking into account any discount or premium on acquisition, over the period to maturity. Gains and losses arising from derecognition, impairment or through the Amortization process are recognized in the income statement.

Impairment of financial assets

At each balance sheet date, the Changda International Group assesses whether there is objective evidence that financial assets, other than those at fair value through profit or loss, are impaired. The impairment loss of financial assets carried at Amortized cost is measured as the difference between the asset’s carrying amount and the present value of estimated future cash flow discounted at the financial asset’s original effective interest rate.  Such impairment loss is reversed in subsequent periods through income statement when an increase in the asset’s recoverable amount can be related objectively to an event occurring after the impairment was recognized, subject to a restriction that the carrying amount of the asset at the date the impairment is reversed does not exceed what the amortized cost would have been had the impairment not been recognized.

Financial liabilities

The Changda International Group’s financial liabilities include trade and other payables, bank loans and other borrowings and obligations under finance leases. All financial liabilities except for derivatives are recognized initially at their fair value and subsequently measured at amortized cost, using effective interest method, unless the effect of discounting would be insignificant, in which case they are stated at cost.

Financial guarantee contracts

A financial guarantee contract is a contract that requires the issuer of the contract to make specified payments to reimburse the holder of the contract for a loss the holder incurs because a specified debtor fails to make payment when due in accordance with the terms of a debt instrument. Financial guarantee contract is initially recognized as deferred income within trade and other payables at fair value, where such information is available, otherwise, it is recognized at consideration received and receivable. Subsequently, it is measured at the higher of the amount initially recognized, less accumulated amortization, and the amount of the provision, if any, that is required to settle the commitment at the balance sheet date.

Cash equivalents

For the purpose of the cash flow statement, cash equivalents represent short-term highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, net of bank overdrafts.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Changda International Group and when the revenue and costs, if applicable, can be measured reliably and on the following basis.

Sale of goods is recognized on transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title is passed.

Foreign currency translation

Items included in the Changda International Group’s financial statements are measured using the currency of the primary economic environment in which the Changda International Group operates, that is the Chinese Yuan Renminbi (“RMB”) ("functional currency").

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement.

The presentational currency is the United States Dollars, presented in thousands.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, cost of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average cost method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Impairment of non-financial assets

At each balance sheet date, the Directors of the Changda International Group reviews internal and external sources of information to determine whether the carrying amounts of its property, plant and equipment and intangible asset with finite useful lives have suffered an impairment loss or impairment loss previously recognized no longer exists or may be reduced.  If any such indication exists, the recoverable amount of the asset is estimated, based on the higher of its fair value less costs to sell and value in use.  Where it is not possible to estimate the recoverable amount of an individual asset, the Directors of the Changda International Group estimates the recoverable amount of the smallest group of assets that generates cash flows independently (i.e. a cash-generating unit).

If the recoverable amount of an asset or a cash-generating unit is estimated to be less than its carrying amount, the carrying amount of the asset or cash-generating unit is reduced to its recoverable amount. Impairment losses are recognized as an expense immediately.

A reversal of impairment losses is limited to the carrying amount of the asset or cash-generating unit that would have been determined had no impairment loss been recognized in prior years.  Reversal of impairment losses is recognized as income immediately.

Provisions

Provisions are recognized when the Changda International Group has a present legal or constructive obligation as a result of past events, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and a reliable estimate of the amount of obligation can be made. Expenditures for which a provision has been recognized are charged against the related provision in the year in which the expenditures are incurred. Provisions are reviewed at each balance sheet date and adjusted to reflect the current best estimate. Where the effect of the time value of money is material, the amount provided is the present value of the expenditures expected to be required to settle the obligation. Where the Changda International Group expects a provision to be reimbursed, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain.

Government grants

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the years necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is credited to a deferred income account and is released to the income statement over the expected useful life of the relevant asset by equal annual instalments.

Leases

Leases are classified as finance leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Retirement benefits scheme

Payment to the state-managed retirement benefits schemes is charged as expense as it falls due.

Taxation

The charge for current income tax is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is provided, using the liability method, on all temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts in the financial statements. However, if the deferred tax arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither the accounting profit nor taxable profit or loss, it is not accounted for.

The deferred tax liabilities and assets are measured at the tax rates that are expected to apply to the period when the asset is recovered or the liability is settled, based on tax rates and tax laws that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the deductible temporary differences, tax losses and credits can be utilized.

Dividends

Final dividends on common stock are recorded as a liability on the date of approval by the stockholders and interim dividends are recorded as a liability on the date of declaration by the Board of Directors.

Related parties

A party is related to the Changda International Group if:

(a)
directly, or indirectly through one or more intermediaries, the party controls, is controlled by, or is under common control with, the Changda International Group; or has an interest in the Changda International Group that gives it significant influence over the Changda International Group; or has joint control over the Changda International Group;

(b)	the party is an associate of the Changda International Group;
(c)	the party is a joint venture in which the Changda International Group is a participant;
(d)	the party is a member of the key management personnel of the Group or its parent;
(e)	the party is a close member of the family of any individual referred to in (a) or (d);
(f)
the party is an entity that is controlled, jointly controlled or significantly influenced by or for which significant voting power in such entity resides with, directly or indirectly, any individual referred to in (d) or (e); or;

(g)	the party is a post-employment benefit plan for the benefit of employees of the Changda International Group, or of any entity that is a related party of the Changda International Group.

Critical accounting estimates and judgments

Estimates and judgments are currently evaluated and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances.  Apart from information disclosed elsewhere in this financial information, the following summarize the estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

Allowance of bad and doubtful debts

The provisioning policy for bad and doubtful debts of the Changda International Group is based on the evaluation of collectability and ageing analysis of the accounts receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer.  If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance will be required.

Allowance for inventories

The Changda International Group’s  management reviews an ageing analysis of inventories at each balance sheet date, and make allowance for obsolete and slow-moving inventory items identified that are no longer recoverable or suitable for use in production. The management estimates the net realizable value for finished goods and work-in-progress based primarily on the latest invoice prices and current market conditions. The Changda International Group carries out an inventory review on a product-by-product basis at each balance sheet date and makes allowances for obsolete items.

Earnings per share of common stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Net income	1,345	1,736
Weighted average common shares (number)
outstanding (Basic)	22,575,340	8,800,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	22,575,340	8,800,000

Earnings per share (Basic and Diluted) ($)	0.06	0.20

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Basic earnings per share is computed by dividing net income for the period by the weighted average number of equity shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the diluted weighted average number of equity shares outstanding during the period.

If securities have been issued by a subsidiary that enable their holders to obtain the subsidiary’s common stock, the earnings of subsidiary shall be included in the consolidated diluted earnings per share computations based on the shareholding of the subsidiary’s securities.

If the number of equity shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share are adjusted retroactively for all periods presented to reflect that change in capital structure. If such changes occur after the close of the reporting period but before issuance of the financial statements,  the per-share computations for that period and any prior- period financial statements presented are based on the number of shares.

Recent Accounting Pronouncements

On January 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to non-financial assets and non-financial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on the Financial Statements.

On January 1, 2009, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively.  The adoption of SFAS 160 had no impact on the Financial Statements.

On January 1, 2009, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 160 had no impact on the Financial Statements.

On January 1, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

On January 1, 2009, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

In December 2008, the Financial Accounting Standards Board issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for Changda International on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, management has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on the Financial Statements.

3.         STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2009 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 56,529,964 shares issued and outstanding.

Between March 5, 2009 and March 31, 2009, a total of 47,729,964 shares were issued at par value in exchange for the shares of common stock of Changda International Limited, the wholly owned subsidiary of the Company.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the results of operations of Changda International Holdings Inc. (the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations. Additional information relating to the company, including our previous Report on Form 8-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

Overview

We are, through our wholly-owned subsidiary, Changda International Ltd. (“Changda International”) and its wholly-owned subsidiaries in the People’s Republic of China (“PRC”), Weifang Changda Fertilizer Co., Ltd. and Wefang Changda Chemical Co., Ltd., engaged in the fertilizer and chemical businesses.

Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”) and Weifang Changda Chemcial Co., Ltd. (“Changda Chemical”) are legally registered and operated enterprises in PRC. Changda Fertilizer is a pioneer and supplier of advanced fertilizer in PRC, while Changda Chemical is one of the biggest manufacturers and exporters of environmentally friendly snow melting agent in PRC. Our industrial chemical products range also includes thiophene, flame retardant, calcium chloride, etc.

Our annual production capacity of various fertilizers, snow melting agents, thiophene and flame retardant are 200,000 tons, 250,000 tons, 500 tons and 1,000 tons respectively. During the quarter ended March 31 2009, we produced a total of 47,411.51 tons of various fertilizers, 11,407.40 tons of snow melting agent and 96.28 tons of thiophene, of which 48,421.74 tons, 15,157.80 tons, 51.425 tons respectively were sold. The sales value of various fertilizers, snow melting agents and thiophene amounted to US$16,466,000, US$1,466,000 and US$194,000, which respectively accounted for 83%, 7% and 1% of our total sales revenue for the quarter ended March 31 2009.

The following table shows the breakdown of production and sales by products categories for the quarters ended March 31 2009 and 2008.

Product	Sales volume (tons) Three months ended March 31 2009	Sales revenue (US$ ‘000) (%) Three months ended March 31 2009	Sales volume (tons) Three months ended March 31 2008	Sales revenue (US$ ‘000) (%) Three months ended March 31 2008
Fertilizers	48,422	16,466 83.44%	54,314	19,285 93.24%
Thiophene	51	194 0.98%	35	217 1.05%
Snow Melting Agents	15,158	1,466 7.33%	17,011	1,111 5.32%
Other Chemical Products	13,735	1,608 8.25%	750	80 0.39%
Total		19,734		20,693

Our key raw materials include potassium chloride, potassium sulphate, urea, ammonium phosphate, sulphur etc. Since second half of 2007, we have seen marked volatility in the prices of those raw materials, mostly due to the increasing processing cost of the raw materials caused by higher international market price of sulphur and non-renewable resources such as petroleum and coal. In order to maintain a comparatively stable fertilizer price, the Chinese government continually promulgated a number of supportive and preferential policies to ensure fertilizer supply and to improve the purchasing power of farmers consequently ensure the food safety in PRC.

We believe these government policies will have positive effects on our operation.  Decreasing availability of arable farm land makes it essential to raise the agricultural product yield to ensure adequate food supply; therefore we believe the crisis will not be of much influence on the demand of fertilizer which plays an important role in raising agricultural product yield. Moreover, we believe the improvement of people’s living conditions in PRC will lead to a growth in consumer demand for high quality crops, vegetables and fruits such as organic food, green food and pollution-free food, which generally requires the application of higher volume of high quality and advanced fertilizer, thus further increasing the demand of our fertilizer.

We believe that research and development, quality control and production capacity are key factors to maintaining and improving our competitive position and enhance our long term capability. As a result, we have been placing emphasis on:

1.           Research and development of new products;
2.           Product quality control;
3.           Improvement of operating efficiency and employee competence;
4.           Expansion of production capacity;
5.           Further exposure to bigger markets and diversified customers.

Our newly developed fertilizer product, microbial semi-organic slow release fertilizer, has been tested by our customers and received a good response. Functional fertilizer will be the emphasis in our future research and development activities.

Our company obtained its ISO 9001 and ISO 14001 certifications in July 25, 2007. Our qualified output rate of the products certified for ISO reached 100% compliance. This helped us not only in increasing productivity, but also in acquiring a growing number of loyal customers.

We adopt multi-brand and multi-channel sales strategy and constantly strive to broaden our customer base. We believe broader customer base will mitigate the potential operational risk for us. We also believe that a broad market for our products can increase demand for our products, reduce the threat of negative market changes, and provide additional opportunities for our growth.

We have exported our products to some overseas markets including Japan, South Korea and France. For the three months quarter three months end March 31 2009, our international sales ofamounted to US$298,000 wasand in total made up  1.5% of our total sales revenues.

Results of Operations

The following table shows our operating results for the three months ended March 31 2008 and 2009.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - Presented in $'000 except share data)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

INCOME
Operating revenues	19,734	20,693

COST OF SALES
Cost of sales	16,386	17,218
GROSS PROFIT	3,348	3,475
OPERATING EXPENSES
Administrative expenses	656	421
Operating expenses	918	966
Financial costs	75	114
Other income	(10)	(51)
Taxation	364	289
Total Operating Expenses	2,003	1,739

NET PROFIT	1,345	1,736

EARNINGS PER BASIC AND DILUTED
COMMON SHARE ($)	0.06	0.20

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	22,575,340	8,800,000

Operating Revenues

Revenues for the three months ended March 31, 2009 of approximately $19,734,000 compared to the net sales of approximately $20,693,000 for the three months ended March 31, 2008 represents a decrease of approximately $959,000 or 4.63%. The decrease in sales revenue was mostly due to the following reasons:

•
From January to March 2009, the sales price of fertilizer continually declined. The average sales price of the three months ended March 31 2009 was US$340 per ton, a decrease of 4.2% compared with the corresponding period of 2008.

•
As a result of the world economic crisis and the appreciation of RMB, the export volume of fertilizer decreased; meanwhile our sales in China mainland was impacted by the decrease of stock of fertilizer distributors due to the declining trend prices of fertilizer. The total sales volume of the three months ended March 31 2009 was 48,422 tons, a decrease of 5,892 tons, or 10.8% compared with the corresponding period of 2008.

Cost of Sales

Cost of sales for the three months ended March 31 2009 was US$16,386,000, a decrease of $832,000, or 4.83% compared with the corresponding period of 2008. The decrease in cost of sales resulted from the decreasing production cost caused by lower raw material price. The average unit cost for the three months ended March 31 2009 was US$286 per ton, a decrease of US$13, or 4.76% compared with the corresponding period of 2008.

Gross Profit

Total gross profit for the three months ended March 31, 2009 decreased approximately $127,000 or 3.65%, to $3,348,000 (RMB 24,070,000), compared to $3,475,000 for the three months ended March 31, 2008. It was mostly due to the decrease of the sales revenue.  Gross profit margin approximated 17% for both quarters ended March 31, 2009 and 2008.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and related expenses. Operating expenses were approximately $918,000, or 4.7% of net sales for the three months ended March 31, 2009 as compared to approximately $966,000 or also 4.7% of net sales for the three months ended March 31, 2008, a decrease of $48,000 or approximately 4.97%. This decrease was due to mainly to decrease in sales related expenses.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries and wages, related employee benefits, business development, insurance, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses of approximately $656,000 or 3.3% of net sales for the three months ended March 31, 2009, as compared to $421,000, or 2.0% for the three months ended March 31, 2008, an increase of $235,000. The increase was largely attributable to inflationary upward cost of administration.

Income Taxes

The PRC Subsidiaries having been wholly owned foreign subsidiaries of CIHI are subject to effective tax rates of 14.3% and 21.3% for the quarters ended March 31, 2008 and 2009, respectively, as a result of tax grants by the local government of economic development. The income tax paid of $364,000 for the three months ended 2009 represented an increase of $75,000 as a result of a decrease of 50% in taxation grants received from the government.

Net Income

Our net income was $1,345,000 for the three months ended March 31, 2009, a decrease of $391,000 or 22.52% from $1,736,000 for the three months ended March 31, 2008. The decrease in net income was largely due to the decrease in net sales. Net income as a percentage of total net sales approximated 6.8% and 8.4% for the three months ended March 31, 2009 and 2008, respectively also due mainly to the loss of sizable amount of taxation grants from the government.

Liquidity and Capital Resources

Operating Activities

Net cash used for operating activities for the three months ended March 31 2009 was US$154,000 while net cash provided by operating activities for the three months ended March 31, 2008 was $1,165,000, or a decrease of US$1,319,000 which   was due to the increase in outstanding accounts receivable for the first three months of 2009.

Investment Activities

Net cash used for investment activities for the three months ended March 31 2009 and 2008 was US$16,000, and $888,000, respectively. This represents a decrease of US$872,000 due minimal investment in property, plant and equipment for the three months ended March 31 2009 of Changda Chemical compared to the three months ended March 31, 2008.

Financing Activities

Net cash used for financing activities for the three months ended March 31 2009 and 2008 was US$272,000 and $542,000, respectively or a decrease of US$270,000. This decrease was due to receipt new loan proceeds amounting to $200,000 and an increase in debt payment of $70,000 during the first three months of 2009.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to rebuild our second chemical plant. We have already invested a total of $4,000,000 into our Heze plant. However, an additional $19,700,000 for construction is expected to be incurred and S$11,500,000 for matching working capital will be required. These amounts will be financed primarily through self-financing and fund raising from third party lenders or investors.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance generally accepted accounting principles in the United States of America. Our financial statements reflect the selection application of accounting policies which require management to make significant estimates and judgments.

We have disclosed in the notes to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which we are incorporating by reference herein. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Recognition of Revenue

We use the accrual basis of accounting for revenue. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured

Accounts Receivable

Accounts receivables are stated based on the amounts invoiced to customers. We review our accounts receivable on a regular basis and a provision for bad debts is determined and recorded in the accounts based on age analysis of the balances.

Fixed assets

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with a 10% residual value over the estimated useful lives of the assets.

Foreign currency translation

Our functional currency is Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recorded in the accounts as part of financial cost in the income statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

None.
Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
1	3.1	Articles of Incorporation[1]

2	3.2	By-laws[2]

3	3.3	Amended Articles of Incorporation

4	10.1	Share Exchange Agreement, dated February 13, 2009, between Company and Changda International Limited[3]

5	10.2	Affiliate Stock Purchase Agreement between Darryl Mills & Allhomely International Limited[2]

6	10.3	Share Purchase Agreement between John Spencer, Derrick Waldman, Louis Waldman & Allhomely International Limited[2]

7	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

8	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

9	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

10	32.2	Certification of the Principal Financial Officer pursuant to U.S*

1.	Incorporated by reference to the Form SB-2 registration statement filed on November 6, 2007.
2.	Incorporated by reference to the Report on Form 8-K as filed on January 20, 2009.
3.	Incorporated by reference to the Current Report on Form 8-K as filed on February 20, 2009.

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: May 20, 2009
/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer