Form 10-Q
period 2009-06-30
Changda International Holdings, Inc.
filed 2009-08-14
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 14, 2009, there are 56,529,964 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HODLINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended
June 30, 2009

Changda International Holdings, Inc.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months ended June 30, 2009

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (Fiscal year end)	1

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	3

Notes to Condensed Financial Statements	4-11

Changda International Holdings, Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED - Presented in $'000 except share data)

ASSETS	June 30, 2009	December 31, 2008 Fiscal year end
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash and cash equivalents	137	511
Trade and other receivables, net	15,972	10,388
Inventories	3,455	4,158
Other receivables, net	37	105
Government grant receivables in respect of tax	2,717	2,713
Total Current Assets	22,318	17,875
Non-Current Assets
Intangible assets	4	4
Property, plant and equipment	16,056	16,800
Prepaid lease payments	1,704	1,720
Total Non-Current Assets	17,764	18,524
TOTAL ASSETS	40,082	36,399
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	4,220	3,149
Other short-term loans	2,430	1,629
Interest-bearing borrowings	3,901	1,941
Taxation	3,068	2,979
Total Current Liabilities	13,619	9,698

Current Liabilities
Deferred government grants	801	808
Long-term interest-bearing borrowings	219	2,408
Shareholders' loan	-	1,004
Total Current Liabilities	1,020	4,220

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized and 56,529,964 shares issued and outstanding	57	9
Additional paid-in capital	43	43
Statutory reserve fund	2,833	2,439
Reserve for foreign exchange	(121)	117
Reverse acquisition reserve	5,887	5,887
Merger reserve	(510)	(510)
Retained profits	17,254	14,496
Total Stockholders' Equity	25,443	22,481
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	40,082	36,399
.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - Presented in $'000 except share data)

	Six months	Six months	Three months	Three months
	ending	ending	ending	ending
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

INCOME
Operating revenues	41,801	44,232	21,618	23,229

COST OF SALES
Cost of sales	(35,051)	(37,359)	(18,293)	19,883

GROSS PROFIT	6,750	6,873	3,325	3,346

OPERATING EXPENSES
Depreciation of property, plant and equipment	(135)	(125)	(67)	(65)
Amortization of intangible assets	-	-	-	-
Amortization of prepaid lease payments	(18)	(12)	(9)	(7)
Selling, general and administrative payments	(2,564)	(2,481)	(1,049)	(1,115)

OPERATING INCOME	4,033	4,255	2,200	2,159

Other income	34	66	24	15
Interest income	2	3	1	2
Interest expenses	(146)	(233)	(74)	(119)

NET INCOME BEFORE INCOME TAXES	3,923	4,091	2,151	2,057

Income tax	(770)	(570)	(398)	(277)

NET PROFIT	3,153	3,521	1,753	1,780

EARNINGS PER BASIC AND DILUTED
COMMON SHARE ($)	0.09	0.10	0.03	0.03

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,468,374	35,468,374	56,629,964	56,629,964

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - Presented in $'000 except share data)
	Six months	Six months
	ending	ending
	June 30,	June 30,
	2009	2008
OPERATING ACTIVITIES

Net cash used in operating activities	(764)	(1,811)

INVESTING ACTIVITES

Disposal/(acquisition) of property, plant and equipment	3,628	(512)
Acquisition of intangible assets	-	(1,064)
Reduction in prepaid land-lease non-current, and other items	16	537
Increase in construction in progress	(3,019)	(1,464)
Net cash provided by (used in) by investing activities	625	(2,503)

FINANCING ACTIVITES
Increase/(repayment) in other short-term loans	801	(1,565)
Increase in interest-bearing borrowings	1,960	3,247
Reduction in deferred government grants	(7)	40
Movement in statutory reserve	(377)	(223)
Allocation to statutory welfare fund	772	485
Movement in reverse takeover and merger reserves	-	992
Proceeds from issuance of stock	48	1,238
Repayment of long term interest bearing note payments	(2,189)	-
Repayment of shareholder's loan	(1,004)
Net cash provided by financing activities	4	4,214

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	(135)	(100)

Effect on exchange rate changes	(239)	(269)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	511	979

CASH AND CASH EQUIVALENTS - END OF PERIOD	137	610

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	4,665	2,144
Interest	1,002	1,645

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Buildings	5% - 10%
Plant and machinery	11% - 12%
Office equipment	12% - 19%
Vehicles	10% - 18%
Factory equipment	18%

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009
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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Earnings per share of common stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2009	2008

Net income	1,753,117	1,780,428
Weighted average common shares (number)
outstanding (Basic)	56,629,964	56,629,964
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	56,629,964	56,629,964

Earnings per share (Basic and Diluted) ($)	0.0310	0.0314

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

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

On May 28, 2009, FASB issued Statement No 165-Subsequent Events. This Statement seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth;(1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Changda International Group discloses that the date through which subsequent events have been evaluated is the date the financial statements were issued by the company.

In June, 2009, FASB issued Statement No. 166-Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The Statement seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. It addresses (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. In the opinion of management, the adoption of this standard has no impact on the company's financial statements.

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

In June, 2009, FASB issued Statement No. 167-Amendments to FASB Interpretation No. 46(R). This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics;(a)the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this standard has no impact on the company's current financial statements.

In June, 2009, FASB issued Statement No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non- SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have a different impact on the current financial statements.

Changda International Holdings, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Three Months ended June 30, 2009

3.         STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2009 the Company has 100,000,000 shares of common stock with a par value of $.001 per share authorized and 56,529,964 shares issued and outstanding.

Between March 5, 2009 and March 31, 2009, a total of 47,729,964 shares were issued at par value in exchange for the shares of common stock of Changda International Limited, the wholly owned subsidiary of the Company. No change in shares occurred in three months ended June 30, 2009.

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

Our annual production capacities are:

Various fertilizers	200,000 tons
Snow melting agents	250,000 tons
Thiophene	500 tons
Flame retardant	1,000 tons

During the quarter ended June 30, 2009, we sold a total of 59,885 tons of various fertilizers, 50 tons of thiophene, and 9,524 tons of other chemical products. The sales value of various fertilizers and thiophene amounted to approximately US$20,005,000 and US$182,000, which respectively accounted for 92.5% and .84% of our total sales revenue for the quarter ended June 30, 2009.

The following table shows the breakdown of volume and sales amount by product categories for the quarters ended June 30, 2009 and 2008.

Product	Sales volume (tons) Three months ended June 30, 2009	Sales revenue (US$ ‘000)/(RMB ‘000)(Rate 6.84) (%) Three months ended June 30, 2009	Sales volume (tons) Three months ended June 30, 2008	Sales revenue (US$ ‘000)/ (RMB ‘000)(Rate 7.09) (%) Three months ended June 30, 2008
Fertilizers	59,885	20,005 (136,869/6.84)	56,848	22,126 (156,801/7.09)
Thiophene	50	182 (1,246/6.84)	88	572 (4,062/7.09)
Snow Melting Agents	00	0	20	2 (16/7.09)
Other Chemical Products	9,524	1,431 (9,824/6.84)	4,104	528 (3750/7.09)
Total	69,459	21,618 (147,938/6.84)	61,060	23,228 (164629/7.09)

There were no sales of snow melting agents for the three months ended June 30, 2009 because it is not winter season in PRC which is normally from October to January.

Our key raw materials include potassium chloride, potassium sulphate, urea, ammonium phosphate, sulphur etc. Since the second half of 2007, we have seen marked volatility in the prices of those raw materials, mostly due to the increasing processing cost of the raw materials caused by higher international market price of sulphur and non-renewable resources such as petroleum and coal. In 2008 to 2009, with the booming domestic demand for fertilizers in China, we experienced worsening shortage and climbing price of potassium chloride.  In order to maintain a comparatively stable fertilizer price, the Chinese government continually promulgated a number of supportive and preferential policies to ensure fertilizer supply and to improve the purchasing power of farmers consequently ensure the food safety in PRC.

We believe these government policies will have positive effects on our operation.  The $586 billion government stimulus announced in November 2008 have sustained the development of rural infrastructure and water supply projects in rural areas, among other projects.  Infrastructure construction, an important pillar of China’s economic progress, will contribute to the growth of the agriculture industry and the demand for our products.  Decreasing availability of arable farm land makes it essential to raise the agricultural product yield to ensure adequate food supply; therefore we believe the crisis will not be of much influence on the demand of fertilizer which plays an important role in raising agricultural product yield. Moreover, we believe the improvement of people’s living conditions in PRC will lead to a growth in consumer demand for high quality crops, vegetables and fruits such as organic food, green food and pollution-free food, which generally requires the application of higher volume of high quality and advanced fertilizer, thus further increasing the demand of our fertilizer.

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

Results of Operations

The following table shows our operating results for the three and six months ended June 30, 2009 and  June 30, 2008.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - Presented in $'000 except share data)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

INCOME
Operating revenues	21,618	23,229	41,801	44,232

COST OF SALES
Cost of sales	18,293	19,883	35,051	37,359

GROSS PROFIT	3,325	3,346	6,750	6,873
OPERATING EXPENSES
Administrative expenses	1,125	1,187	2,713	2,618
Financial costs	-	-	148	-
Other expenses (income)	49	102	(34)	163
Taxation	398	277	770	570
Total Operating Expenses	1,572	1,566	3,597	3,351

NET PROFIT	1,753	1,780	3,153	3,522

EARNINGS PER BASIC AND DILUTED
COMMON SHARE ($)	0.03	0.03	0.09	0.10

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	56,629,964	56,629,964	35,468,374	35,468,374

Operating Revenues

Revenues for the three months ended June 30, 2009 of approximately $21,618,319 compared to the net sales of approximately $23,228,885 for the three months ended June 30, 2008 represents a decrease of approximately $1,610,566 or 6.9%. The decrease in sales revenue was mostly due to the following reasons:

•
From April to June, 2009, the sales price of fertilizer continually declined. The average sales price of the three months ended June 30, 2009 was US$334 per ton, a decrease of 14% compared with the corresponding period of 2008.

•
As a result of the world economic crisis and the appreciation of RMB, the export volume of fertilizer decreased; meanwhile our sales in China mainland was impacted by the decrease of stock of fertilizer distributors due to the declining trend prices of fertilizer. The total fertilizer sales volume for the three months ended June 30, 2009 was 59,885 tons compared to 56,848 tons with the corresponding period of 2008.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 was US$18,292,984, or 8% lower compared with the corresponding period of 2008. The decrease in cost of sales resulted from the decreasing production cost caused by lower raw material price. The average unit cost for the three months ended June 30, 2009 was US$281 per ton, a decrease of US$332, or 15% compared with the corresponding period of 2008.

Gross Profit

Total gross profit for the three months ended June 30, 2009  amounted to approximately $3,325,335   compared to approximately $3,346,026 for the three months ended June 30, 2008. It was mostly due to the decrease of the sales revenue.  Gross profit margin approximated 15.4% for the quarter ended June 30, 2009 and 14.4% for the quarter ended June 30, 2008.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to $1,125,569 for the three months ended June 30, 2009 as compared to $1,186,607 for the three months ended June 30, 2008. Both representing 5% of net sales for the corresponding periods.

Income Taxes

The PRC Subsidiaries having been wholly owned foreign subsidiaries of CIHI are subject to effective tax rates of 18% and 13% for the quarters ended June 30, 2009 and 2008, respectively, as a result of tax grants by the local government of economic development. The income tax paid was $398,000 for the three months ended  June 30, 2009 and $276,916 for same period in 2008 .

Net Income

Our net income was $1,753,117 for the three months ended June 30, 2009 and $1,780,428 for the three months ended June 30, 2008. The decrease in net income was largely due to the decrease in net sales. Net income as a percentage of total net sales approximated 8.1% and 7.7% for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2009 and 2008 were approximately US$764,000 and $1,811,000, respectively, or a decrease of approximately US$1,047,000, primarily due to decrease in inventories in 2009.

Investment Activities

Net cash provided by investment activities for the six months ended June 30, 2009 and 2008was approximately $625,000 while net cash used for investment activities for the six months ended June 30,  2008 was approximately US$2,503,000. This represents a decrease in cash used of approximately US$3,128,000 primarily due to decrease in investment in property, plant and equipment of Changda Chemical in 2009.

Financing Activities

Net cash provided by financing activities for the six months ended June 30 2009 and 2008 were approximately US$4,000 and $4,214,000, respectively or a decrease in cash provided of approximately US$4,210,000. This decrease was due primarily to repayment of  loans in 2009.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

None.
Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
1	3.1	Articles of Incorporation1

2	3.2	By-laws2

3	3.3	Amended Articles of Incorporation

4	10.1	Share Exchange Agreement, dated February 13, 2009, between Company and Changda International Limited3

5	10.2	Affiliate Stock Purchase Agreement between Darryl Mills & Allhomely International Limited2

6	10.3	Share Purchase Agreement between John Spencer, Derrick Waldman, Louis Waldman & Allhomely International Limited2

7	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

8	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

9	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

10	32.2	Certification of the Principal Financial Officer pursuant to U.S*

1.	Incorporated by reference to the Form SB-2 registration statement filed on November 6, 2007.
2.	Incorporated by reference to the Report on Form 8-K as filed on January 20, 2009.
3.	Incorporated by reference to the Current Report on Form 8-K as filed on February 20, 2009.

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

Date: August 14, 2009
/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer