Form 10-Q
period 2009-09-30
Changda International Holdings, Inc.
filed 2009-11-16
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, there are 56,609,164 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
Changda International Holdings, Inc.

Changda International Holdings, Inc. Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	US$’000	US$’000
ASSETS	(unaudited)	(unaudited)

Current assets
Cash and cash equivalents	330	579
Trade and other receivables, net	11,027	9,098
Inventories	8,011	4,158
Prepaid lease payments, net	37	37
Government grant receivables in respect of tax	2,717	2,713

Total current assets	22,122	16,585

Intangible assets	3	4
Property, plant and equipment	15,712	16,809
Prepaid lease payments, net	1,695	1,720

Total assets	39,532	35,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables	4,070	3,146
Other short-term borrowings	1,897	1,629
Short-term interest-bearing borrowings	4,777	1,940
Income tax payables	2,825	2,975

Total current liabilities	13,569	9,690

Deferred government grants	797	809
Long-term interest-bearing borrowings	219	2,409
Shareholders’ loan	-	1,004

Total liabilities	14,585	13,912

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 56,694,164 shares issued and outstanding as of September 30, 2009 and 53,599,965 shares issued and outstanding as of December 31, 2008	57	54
Additional paid-in capital	5,266	5,053
Statutory reserves	2,662	2,264
Accumulated other comprehensive income	1,360	1,310
Accumulated profits	15,602	12,525

Total stockholders’ equity	24,947	21,206

Total liabilities and stockholders’ equity	39,532	35,118

See the accompanying notes to condensed consolidated financial statements

Changda International Holdings, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Income

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Three months ended September 30, 2009	Three months ended September 30, 2008
	US$’000	US$’000	US$’000	US$’000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues	51,978	53,732	10,177	9,050

Cost of sales	(43,581)	(45,632)	(8,530)	(7,893)

Gross profit	8,397	8,100	1,647	1,157

Operating expenses
Depreciation of property, plant and equipment	(201)	(183)	(67)	(57)
Amortization of intangible assets	(1)	-	-	-
Amortization of prepaid lease expenses	(28)	(24)	(10)	(12)
Selling, general and administrative expenses	(3,581)	(3,018)	(1,016)	(529)

Operating income	4,586	4,875	554	559

Other income	39	70	4	10
Interest income	2	2	1	-
Interest expenses	(212)	(346)	(66)	(111)

Income before income taxes	4,415	4,601	493	458

Income taxes	(940)	(669)	(169)	(94)

Net income	3,475	3,932	324	364

Other comprehensive income
Foreign currency translation adjustment	50	784	1,481	905

Total comprehensive income	3,525	4,716	1,805	1,269

Basic and diluted earnings per common stock ($)	0.0619	0.0734	0.0057	0.0068

Weighted average number of common stocks	56,096,059	53,599,965	56,611,853	53,599,965

See the accompanying notes to condensed consolidated financial statements

Changda International Holdings, Inc. Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	3,475	3,932
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,291	1,332
Amortization of intangible assts	1	-
Amortization of prepaid lease payments	28	24
Exchange differences	19	-
Government grants recognized	(12)	(13)
Loss (gain) on disposal of property, plant and equipment	1	(1)
Issuance of stock in exchange of services	216	-
Changes in operating assets and liabilities:
Inventories	(3,847)	140
Trade and other receivable, net	(1,917)	(5,764)
Trade and other payables	919	(235)
Income tax payables	(154)	(53)

Net cash from (used in) operating activities	20	(638)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(173)	(1,720)
Proceeds from disposal of property, plant and equipment	1	42

Net cash used in investing activities	(172)	(1,678)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans issued	1,940	6,326
Repayment of bank and other loans	(2,038)	(5,010)
Proceeds from issuance of stock	-	52

Net cash (used in) from financing activities	(98)	1,368

Net decrease in cash and cash equivalents	(250)	(948)

Cash and cash equivalents at beginning of period	579	1,335

Effect on exchange rate changes	1	56

Cash and cash equivalents at end of period	330	443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the period, cash was paid for the following:
Income taxes	1,094	183
Interest	212	346

	1,306	529

See the accompanying notes to condensed consolidated financial statements

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“the Company”) and its subsidiaries (together “Changda International Group”) as of September 30, 2009 and December 31, 2008, and its results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company was incorporated on January 24, 2007 under the laws of the State of Nevada. On January 15, 2009, Memorandum of Understanding (“Agreement”) was entered by and among the Company and Changda International Limited (“Changda International”), a company organized under the laws of Marshall Islands. Changda International, being the legal acquiree (accounting acquirer), delivered to the Company, being the legal acquirer (accounting acquiree), stock certificates representing 100% of the shares in Changda International. In full consideration and exchange for the shares in Changda International, the Company issued and exchanged with shareholders of Changda International 53,599,965 common stock of itself, representing 95% of the Company’s common stock issued and outstanding upon completion of share exchange (the “Share Exchange Transaction”). Upon the completion of the Share Exchange Transaction on February 13, 2009, there was 56,529,964 shares of the Company’s common stock issued and outstanding. On March 30, 2009, the Company elected to change its fiscal year end date from June 30 to December 31.

The Company’s principal subsidiaries are Weifang Changda Chemical Industry Co., Ltd. (“Changda Chemical”) and Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent and drugs intermediate.   Changda Fertilizer is a limited liability company incorporated in the PRC. Changda Fertilizer’s registered office is located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer is manufacturing of fertilizers.

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	PRINCIPAL ACCOUNTING POLICIES

Basis of consolidation
The consolidated financial information has been prepared on the historical cost convention, unless otherwise indicated in this summary of significant accounting policies.

All intra-group balance, transactions, income and expenses and profits and losses resulting from intra-group transactions are eliminated in full.

Research and development
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$112,578 and US$86,059 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as selling expenses as incurred. Advertising costs were US$1,462 and US$20,705 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Shipping and handling
The Changda International Group includes shipping and handling fees and costs in cost of goods sold.  Related fees and costs charged to customers are classified as revenue.

Comprehensive income
Comprehensive income is defined as the change in equity during the period from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Earnings per common stock
Basic earnings per common stock is computed by dividing net income to common stockholders by the weighted average number of common stocks outstanding for the period. Dilutive earnings per common stock includes the effect of outstanding stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.

During the period, the Company has no dilutive instruments. Accordingly, the basic and diluted earnings per common stock are the same.

Property, plant and equipment
Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation and accumulated impairment losses.  The cost of an item of plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Repairs and maintenance costs are charged to the condensed consolidated statements of operations and other comprehensive income during the period in which they are incurred.

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (continued)

Depreciation is provided to write off the cost less accumulated impairment losses of property, plant and equipment, other than construction in progress, over their estimated useful lives as set out below from the date on which they are available for use and after taking into account of their estimated residual values, using the straight-line method. Where parts of an item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonable basis and depreciated separately:

Annual depreciation rate
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

Prepaid lease payments

Prepaid lease payments are up-front payments to acquire fixed term interests in lessee-occupied land. The premiums are stated at cost and are amortized over the period of the lease on a straight-line basis to the condensed consolidated statements of operations and other comprehensive income.

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

Fair value of financial instruments
The Company’s financial instruments include restricted bank balances, trade and other receivables or payables, prepayments and borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of non-current financial instruments was not materially different from their carrying value as of September 30, 2009 and December 31, 2008.

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

For the purpose of the condensed consolidated statement of cash flows, cash equivalents represent short-term highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, net of bank overdrafts.

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

Foreign currency translation

Items included in the Changda International Group’s financial statements are measured using the currency of the primary economic environment in which the Changda International Group operates, that is the Chinese Yuan Renminbi (“RMB”) (“functional currency”).

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency transaction gains and losses are recognized in current operations, whilst translation adjustments are recognized in other comprehensive income, with is a separate component of stockholders’ equity.

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

Impairment of long-lived assets
Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and recorded as a reduction of original costs. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Provisions

Provisions are recognized when the Changda International Group has a present legal or constructive obligation as a result of past events, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and a reliable estimate of the amount of obligation can be made. Expenditures for which a provision has been recognized are charged against the related provision in the period in which the expenditures are incurred. Provisions are reviewed at each balance sheet date and adjusted to reflect the current best estimate. Where the effect of the time value of money is material, the amount provided is the present value of the expenditures expected to be required to settle the obligation. Where the Changda International Group expects a provision to be reimbursed, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain.

Government grants

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the years necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is credited to a deferred income account and is released to the condensed consolidated statements of operations and other comprehensive income over the expected useful life of the relevant asset by equal annual instalments.

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rentals payable and receivable under operating leases are recognized as expense and revenue on the straight-line basis over the lease terms.

Retirement benefits scheme
Payment to the state-managed retirement benefits schemes is charged as expense as it falls due.

Income tax

The charge for current income tax is based on the results for the period as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Use of estimates
The preparation of the condensed consolidated financial statements in conformity with USGAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Critical accounting estimates and judgments

Estimates and judgments are currently evaluated and are based on historical experience and other factors including expectations of future events that are believed to be reasonable under the circumstances.  Apart from information disclosed elsewhere in these financial statements, the following summarize the estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

Allowance of bad and doubtful debts

The provisioning policy for bad and doubtful debts of the Changda International Group is based on the evaluation of collectability and ageing analysis of the accounts receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each debtor.  If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance will be required.

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

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective 1 July 2009, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this Statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the unaudited condensed consolidated financial statements and accounting policies.

In June 2009, the FASB issued the following new accounting standards:

-
SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entity “(QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with SFAS 167.

-
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

In August 2009, the FASB issued ASC Topic 820, “Measuring Liabilities at Fair Value”, with respect to the fair value measurement of liabilities. ASC Topic 820 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.

SFAS 166 and SFAS 167 will be effective for periods beginning after November 15, 2009 and ASC Topic 820 will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	STOCKHOLDERS’ EQUITY

Common stock
As of September 30, 2009, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 56,694,164 shares issued and outstanding.

Between July 29, 2009 and September 22, 2009, a total of 164,200 shares were issued.

5.	INCOME TAXES

Changda International Group’s principal subsidiaries in the PRC are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity domiciles and operates.

In 2006, the local government of economic development area has granted a special tax exemption to Changda Fertilizer. In this connection, Changda Fertilizer is entitled to receive the whole amount of Enterprise Income Tax (“EIT”) payable for its first two profitable years of operation starting from 2006 and followed by an entitlement to receive 50% of EIT payable for the following three years. The exemption is not applicable upon the successful listing of any holding company vehicle in overseas stock market.

For accounting purpose, taxation for the years has been estimated based on the assessable profit for the period at a rate of 25% according to the newly effective EIT Law of the PRC in 2008 (“new EIT Law”). The respective tax liability has been recognized as tax liability and the related receivable from the local government of economic development area has been recognized as government grant receivable in respect of taxation, as reported in the balance sheet.

Starting from January 1, 2009, the special tax exemption previously granted to Changda Fertilizer ceased to effect since it became a subsidiary of the Company which is listed in the US stock market. Changda Fertilizer is subject to EIT at a rate of 25% thereafter.

During the year ended December 31, 2007, Changda Chemical became a WOFE and is subject to Foreign Enterprise Income Tax. The local government of economic development area has confirmed that the Company is still entitled to receive the tax concession granted for the whole year.

In practice, the amounts entitled to be received have been reported as an exemption in the respective tax returns submitted by Changda Chemical to the tax bureau and no assessment of tax payable had been raised by the local tax bureau.

For accounting purpose, taxation for the year ended December 31, 2007 has been estimated based on the assessable profit at a rate of 33%. The respective tax liability has been recognized and the related receivable from the local government of economic development area has been recognized as government grant receivable in respect of taxation, as reported in the balance sheet.

On December 29, 2008, Changda Chemical was approved as a high-tech enterprise. Pursuant to the newly effective Enterprise Income Tax Law of the PRC, tax rate for an approved high-tech enterprise is 15%. Taxation has been estimated based on the assessable profit for the year at a rate of 15% thereafter.

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, Chandga International Group had the following transactions and balances with related parties.

(a)	Relationship of related parties

Party	Existing relationship with Changda International Group
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Cai Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Changle Hengrui Trading Co. Ltd (“Changle”)	Major stockholder is a management personnel of Changda International Group and other stockholder is a family member of the directors of the Company

(b)	Summary of related party transactions

	Period ended September 30, 2009	Year ended December 31, 2008
	US$’000	US$’000
Purchases from a related company
“Changle”	-	93

Key management personnel, including directors:
Short-term employee benefits	33	116

(c)	Summary of related party balances

	September 30, 2009	December 31, 2008
	US$’000	US$’000
Loans:
Loans from directors and his family members (included in other short-term borrowings)	1,891	2,633

Current portion	1,891	1,629
Non-current portion	-	1,004

	1,891	2,633

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party balances (continued)

	September 30, 2009	December 31, 2008
	US$’000	US$’000
Due from (included in other receivables):
Chairman and CEO
Mr. Zhu Qing Ran	64	33

Related parties Close family members of key management personnel
Mr. Zhu Xiao Ran	4	-
Mr. Zhu Cai Ran	1	-

	5	-
Stockholder
Geo Genesis Group Inc.	47	15

The loan from a director of US$1,004,231 is unsecured, interest-free and has a fixed repayment term of 2 years. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)	Guarantee

A bank loan of Changda Fertilizer amounted to US$2,191,000 is secured by a guarantee issued by the Chairman and CEO of the Company.

7.	CAPITAL COMMITMENTS

As of September 30, 2009, Changda International Group had capital commitments amounting to US$19,700,000.

8.	PLEDGE OF ASSETS

Changda International Group has pledged prepaid lease payments with a net book value of approximately US$1,732,000 and buildings under property, plant and equipment with a net book value of approximately US$3,631,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	SUBSEQUENT EVENTS REVIEW

The Company has evaluated subsequent events up to November 16, 2009 which is the date that these unaudited condensed consolidated financial statements were approved and authorized for issue by the directors.

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

Overview

We are, through our wholly-owned subsidiary, Changda International Ltd. (“Changda International”) and its wholly-owned subsidiaries in the People’s Republic of China (“PRC”), Weifang Changda Fertilizer Co., Ltd. and Weifang Changda Chemical Co., Ltd., engaged in the development, manufacture, and distribution of fertilizer and chemical products.

Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”) and Weifang Changda Chemcial Co., Ltd. (“Changda Chemical”) are legally registered and operated enterprises in PRC. Changda Fertilizer is a pioneer and supplier of advanced fertilizer in PRC, while Changda Chemical is one of PRCs biggest manufacturers and exporters of environmentally friendly snow melting agent.  Our industrial chemical products include thiophene, flame retardant, calcium chloride, and magnesium chloride.

Our annual production capacities are:

Various fertilizers	200,000 tons
Snow melting agents	250,000 tons
Thiophene	500 tons
Flame retardant	1,000 tons

During the quarter ended September 30, 2009, we produced a total of approximately 39,184 tons of various fertilizers, 40 tons of snow melting agent, 53 tons of thiophene, and 4,561 tons of other chemicals, of which  approximately 31,498 tons, 38 tons, 47 tons, and 3,338 tons, respectively, were sold. The sales value of various fertilizers, snow melting agent, thiophene, and other chemical products amounted to approximately $9,443,028, $2,819, $194,994, and $535,763, which respectively accounted for 92.79%, .03%, 1.92%, and 5.26% of our total sales revenue for the quarter ended September 30, 2009.

The following table shows the breakdown of volume and sales amount by product categories for the quarters ended September 30, 2009 and 2008.

Product	Sales volume (tons) Quarter ended September 30, 2009	Sales revenue (US$ ‘000) (%) Quarter ended September 30, 2009	Sales volume (tons) Quarter ended September 30, 2008	Sales revenue (US$ ‘000) (%) Quarter ended September 30, 2008
Fertilizers	31,498	9,443 (92.79)	22,238	8,153 (90.09)
Thiophene	47	195 (1.92)	90	696 (7.69)
Snow Melting Agents	38	3 (.03)	175	23 (0.25)
Other Chemical Products	3,338	536(5.26)	1,144	178 (1.97)
Total	34,921	10,177 (100.00)	23,647	9,050 (100.00)

Our key raw materials for fertilizers include potassium chloride, potassium sulphate, urea, ammonium phosphate, and sulphur.  Since the second half of 2007, we have seen marked volatility in the prices of those raw materials, mostly due to the increasing processing cost of the raw materials caused by higher international market price of sulphur and non-renewable resources such as petroleum and coal. In 2008 to 2009, with the booming domestic demand for fertilizers in China, we experienced worsening shortage and escalating price of potassium chloride.  In order to maintain a comparatively stable fertilizer price, the Chinese government continually promulgated a number of supportive and preferential policies to ensure fertilizer supply and to improve the purchasing power of farmers, consequently ensuring the food safety in PRC.  We believe these government policies  helped boost and will continue to fortify our fertilizer sales.

The $586 billion government stimulus announced in November 2008 and extended until 2010 have sustained the development of rural infrastructure and water supply projects in rural areas, among other projects.  Infrastructure construction, an important pillar of China’s economic progress, will contribute to the growth of the agriculture industry and the demand for our products. Two other major factors that we envisage will promote the essential need for our fertilizers are: 1) the increasing domestic consumption and export demand for China’s agricultural products, and 2) the decreasing availability of arable farm lands.

 The rapid economic growth in China over the past two decades has led to income growth that elevated millions of consumers from poverty, resulting in dramatic improvements of standards of living and diet diversification to more protein based. As the world’s largest agricultural economy, China produces and consumes a wide range of agricultural products, from traditional staple grains such as wheat and rice, to more varieties of fruits, vegetables, livestock, poultry and fish, as the demand by a wealthier domestic consumer base and export market dictates. The use of our microbial organic and slow-release fertilizers are essential to augment agricultural production to meet the food needs of a large population with demand for high quality produce, vegetables and fruits that are organic and pollution-free. Even the production of grain for feed given to livestock utilizes fertilizers.

China’s agricultural production comes almost entirely from small-scale operations. According to China’s 2007 agricultural census, the country has 200 million farm households and an estimated 122 million hectares (494 million acres) of cultivated land—an average of 0.6 hectare (1.5 acres) per household. These small land holdings are typically divided into several parcels that are not adjacent to each other.  Industrial and urban growth further decreased the agricultural land base.  To coax production out of such small plots, farm households engage in intensive agricultural practices, including high levels of fertilizer application and raising two or three crops per year on a single plot.

With the growing global and domestic demand for pharmaceutical base product, we are confident about the sales growth of our chemical products as well.  We have aligned ourselves with large corporate and government clients for the distribution of these products.  Our snow melting agent had gained a 10% market share in Japan.  We are focused in increasing our product variety and strengthening our presence in the market.

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

Results of Operations

The following table shows our operating results for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - Presented in $'000 except share data)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

INCOME
Operating revenues	51,978	53,732	10,177	9,050

COST OF SALES
Cost of sales	43,581	45,632	8,530	7,893

GROSS PROFIT	8,397	8,100	1,647	1,157
OPERATING EXPENSES
Administrative expenses	3,811	3,225	1,093	598
Financial costs	212	346	66	111
Other expenses (income)	(41)	(72)	(5)	(10)
Taxation	940	669	169	94
Total Operating Expenses	4,922	4,168	1,323	793

NET PROFIT	3,475	3,932	324	364

EARNINGS PER BASIC AND DILUTED
COMMON SHARE ($)	.0619	.0734	.0057	.0068

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	56,096,059	53,599,965	56,611,853	53,599,965

Operating Revenues

    Revenues for the three months ended September 30, 2009 of approximately $10,177,000 compared to the net sales of approximately $9,050,000 for the three months ended September 30, 2008 represents an increase of approximately $1,127,000 or 12.45%. The increase in sales revenue was mostly due to the increase in the volume of fertilizer sales, offsetting the decrease in the average sales price of fertilizers.

Cost of Sales

Cost of sales for the three months ended September 30, 2009 was approximately $8,530,000, or 83.8% of net sales.  Cost of sales for the three months ended  September 30, 2008 was approximately $7,893,000 or 87.2% of net sales.  The decrease in cost of sales resulted from the decreasing production cost caused by lower raw material price for fertilizers and chemical products.

Gross Profit

Total gross profit for the three months ended September 30, 2009 was approximately $1,647,000 or 16.2% of net sales compared to approximately $1,157,000 or 12.8% of net sales for the three months ended September 30, 2008. The increase in gross profit was mostly due to the decrease of production cost stemming from lower raw material price.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,093,000, or 10.74% of net sales for the three months ended September 30, 2009 as compared to approximately $598,000 or 6.61 % of net sales for the three months ended September 30, 2008.

Income Taxes

The PRC Subsidiaries having been wholly owned foreign subsidiaries of CIHI are subject to effective tax rates of 34% and 21% for the quarters ended September 30, 2009 and 2008, respectively, as a result of tax grants by the local government of economic development. The income tax paid was approximately $169,000 for the three months ended  September 30, 2009 and $94,000 for same period in 2008 .

Net Income

Our net income was approximately $324,000 for the three months ended September 30, 2009 and approximately $364,000 for the three months ended September 30, 2008. The decrease in net income was largely due to the increase in operating expenses, and income taxes. Net income as a percentage of total net sales approximated 3.18% and 4.02% for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 amounted to approximately $20,000 while net cash used in operating activities for the nine months ended September 30, 2008 amounted to approximately $638,000.   The increase of approximately $658,000 was primarily due to the decrease in outstanding accounts receivable and increase in trade and other payables.

Investment Activities

Net cash used in investment activities for the nine months ended September 30, 2009 and September 30, 2008 amounted to approximately $172,000 and $1,678,000 respectively. This represents a decrease of approximately $1,506,000  which was mainly due to the decrease  in acquisition of property, plant and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 amounted to $98,000 while net cash from financing activities for the nine months ended September 30, 2008 amounted to approximately $1,368,000.  This represents a decrease of approximately $1,466,000 which was primarily due to the decrease in new bank and other loans issued.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to rebuild our second chemical plant. We have already invested a total of $4,136,681 into our Heze plant. However, an additional $19,700,000 for construction is expected to be incurred and $11,500,000 for matching working capital will be required. These amounts will be financed primarily through self-financing and fund raising from third party lenders or investors.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with USGAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Recognition of Revenue

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

The provisioning policy for bad and doubtful debts of the Changda International Group is based on the evaluation of collectability and ageing analysis of the accounts receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each debtor.  If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance will be required.

Property, plant and equipment

Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation and accumulated impairment losses.  The cost of an item of plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Repairs and maintenance costs are charged to the condensed consolidated statements of operations and other comprehensive income during the period in which they are incurred.

Depreciation is provided to write off the cost less accumulated impairment losses of property, plant and equipment, other than construction in progress, over their estimated useful lives as set out below from the date on which they are available for use and after taking into account of their estimated residual values, using the straight-line method. Where parts of an item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonable basis and depreciated separately:

Annual depreciation rate
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

Foreign currency translation

Items included in the Changda International Group’s financial statements are measured using the currency of the primary economic environment in which the Changda International Group operates, that is the Chinese Yuan Renminbi (“RMB”) (“functional currency”).

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency transaction gains and losses are recognized in current operations, whilst translation adjustments are recognized in other comprehensive income, with is a separate component of stockholders’ equity.

The presentational currency is the United States Dollars, presented in thousands.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 4(T).  Controls and Procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

On September 30, 2009, the holders of 40,199,973 shares of common stock, or 71% of our outstanding common stock voted to effect a one-for-three (1:3) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock (“Reverse Split”), which would decrease the number of outstanding Common Stock from 56,609,164 to 18,869,721. An information statement describing the Reverse Split was mailed to all stockholders on October 23, 2009, and the actions will become effective 20 days thereafter.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: November 16, 2009
/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)