Form 10-K
period 2009-12-31
Changda International Holdings, Inc.
filed 2010-03-31
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   000-53566

CHANGDA INTERNATIONAL HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0521484
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

10th Floor Chenhong Building
No. 301East Dong Feng Street
Weifang, Peoples Republic of China
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +86-536 8513228
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                        ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t).
 ☐ Yes   ☑  No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2009 was approximately $14,337,587(3,295,997 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $4.35 as quoted by OTC Bulletin Board on June 30, 2009.

As of March 5, 2010, there are presently 18,964,025 shares of common stock, par value $0.001 issued and outstanding.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Changda,”  “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiary, “Changda Fertilizer”, “Changda Chemical”  refer to CHANGDA INTERNATIONAL HOLDINGS, INC.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.                  Business.

Overview of the Business

We are engaged in developing, manufacturing and selling of chemical products and microbial organic and inorganic compound fertilizers in the People’s Republic of China, or PRC, and have developed more than 10 product lines sold under the “CHANGDA” and “FENGTAI WOSIDA” brands. We manufacture our proprietary product lines, which are then marketed and sold to distributors, which distributors in turn sell our products to farmers. In addition to our manufacturing and sales and marketing efforts, we conduct research and development to further improve existing products and to develop new formula and products.

Fertilizer Products

Our organic and inorganic fertilizer products are classified into the following categories:

•
Complex Fertilizers are a certain type of fertilizer in which the final product contains two or three of the primary nutrients nitrogen, phosphorus and potassium and is made by a process involving only chemical reaction between the raw materials and intermediates used.

•
Compound fertilizer products are produced by initiating chemical reactions between the three key nitrogen, phosphorous and potassium nutrients during the production process; each granule contains a combination of these nutrients so as to provide balanced distribution capabilities.  Our principal compound fertilizers are sulfur-based compound fertilizer, ammoniated sulfur-based compound fertilizer and chloric-based compound fertilizer. Our microbial organic-inorganic compound fertilizer is a new type of fertilizer. In general, it helps plants to secure nitrogen from the air and to dissolve useful minerals such as phosphorus and potassium from soil thus facilitating absorption of these useful minerals by plants and enhancing their stress resistance. The organic and inorganic elements enhance soil fertility and crop yield respectively.

•
Slow-release compound fertilizer products allow the fertilizer nutrients to be released progressively, enabling plants to absorb most of the nutrients and enhance yield rate. Slow-release compound fertilizers are also more convenient, as they require less frequent applications. We have modified and developed controlled-release (which is a subset of slow-release) fertilizers.

Our fertilizers, which had the highest sales volumes for the fiscal year ended December 31, 2009, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Fertilizer Products
1	Changda	14,436,530	23%
2	Fengtai Wosida	48,681,230	77%

Customers, sales and distribution

We distribute some of our fertilizer products to farmers through China Post Logistics (Shandong) Limited; a subsidiary of the China Postal Service, or China Post, which provides postal services in the PRC. Other distribution channels used by us include five exclusive distributions centers. We also distribute fertilizer products overseas to Seiwa in Japan. We believe these distribution channels minimize our promotion costs by taking advantage of China Post and Seiwa’s sales channels and goodwill to penetrate target markets, and also minimize transportation costs as products are distributed primarily to China Post and Seiwa rather than directly to end-users.

For the fiscal year ended December 31, 2009, these customers accounted for approximately 51% of our total revenues related to our fertilizer products.

Ranking	Customer Name	Amount (USD)	Percentage of sales
1	Weifang Post	$9,950,982	16%
2	Laiwu Post	$7,821,916	12%
3	Dongying Post	$7,608,941	12%
4	Agricultural Materials Chains Co., Ltd. Shandong RuiFuYuan	$6,909,358	11%

We do not currently have any long-term contractual arrangements with our customers for our fertilizer products.

Distribution Agreement with China Post

On December 28, 2007, Our wholly owned subsidiary Weifang Changda Fertilizer Co., Ltd (“Changda Fertilizer”) entered into a distribution agreement with China Post Logistics (Shangdong) Co., Ltd., which authorized China Post Logistic,(Shangdong) Co., Ltd to be the exclusive distributor of Fengtaiwosida Series of fertilizer in the area of Shangdong Province. The distribution price may be determined by the parties in a supplemental agreement. The distribution agreement expires on December 27, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Dongying Branch, or China Post-Dongying Branch. Pursuant to such agreement, Changda Fertilizer authorized China Post-Dongying Branch to be the Sales agent for its Fengtaiwosida Brand compound fertilizers in Dongying area. Each order made by China Post-Dongying Branch shall be within the scope of 5% of 30,000 tons. The authorization is valid from January 1, 2009 through December 31, 2009. China Post-Dongying Branch shall sell the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the Sales Agency Agreement in the event that China Post-Dongying Branch fails to sell 70% of target sales for two consecutive quarters.  On December 21, 2009, the sales agency agreement was renewed to be valid from January 1, 2010 through December 31, 2010.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Weifang Branch, or China Post-Weifang Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Weifang Branch to be the Sales agent for its Fengtaiwosida Brand compound fertilizers in Weifang area. Each order made by Weifang Branch shall be within the scope of 5% of 40,000 tons. The authorization is valid from January 1, 2009 through December 31, 2009. China Post-Weifang Branch shall sell the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the Sales Agency Agreement in the event that China Post-Weifang Branch fails to sell 70% of target sales for two consecutive quarters.  On December 21, 2009, the sales agency agreement was renewed to be valid from January 1, 2010 through December 31, 2010.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and  fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  During the fiscal year ended December 31, 2009, approximately 85% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.

Materials, production process and facilities

The key raw materials we use in the production of our fertilizers are urea, potassium sulphate, potassium chloride, ammonium sulphate, ammonium phosphate and potash. Our chemical fertilizer products are manufactured through chemical reactions occurring between different inorganic fertilizer materials so as to provide a balanced proportion of all nutrients. Our microbial organic-inorganic compound fertilizer products are manufactured from bacteria combined with inorganic and organic elements. Most of the raw materials are sourced domestically in the PRC and are paid for in RMB. 6.6% of our raw materials is sourced domestically in China, the remainder is sourced in Canada and Russia. The raw materials sourced outside China are predominantly potassium chloride Materials. Our payout terms with its suppliers vary from a credit period of up to 60 days to cash payments in advance.

For the fiscal year ended December 31, 2009, the following suppliers accounted for  approximately 40% of our total raw materials purchased related to our fertilizer products.

Ranking	Supplier Name	Amount (USD)	Percentage of Purchases
1	Haihua of potassium sulfate plant	$7,756,832	15%
2	Weifang Yinfeng Chemical Industry	$6,745,875	13%
3	Zhongde agricultural means of production Co., Ltd. Qingzhou	$6,156,404	12%

We purchase products from our suppliers on an as needed basis and we presently do not believe the loss of any one supplier will have an adverse effect on our business.

Our fertilizer production facilities are located in Weifang and Heze, Shandong Province in the PRC, consisting of land parcels with a total site area of approximately 151,164 square meters. There are two production lines for the manufacture of chemical fertilizers, and two production lines for the manufacture of the microbial organic-inorganic compound fertilizers and slow-release compound fertilizers, with an aggregate annual capacity of 300,000 tonnes in 2008.

Since the second half of 2007, we have seen marked volatility in the prices of those raw materials, mostly due to the increasing processing cost of the raw materials caused by higher international market price of sulphur and non-renewable resources such as petroleum and coal. In 2008-2009, with the booming domestic demand for fertilizers in China, we experienced worsening shortage and climbing price of potassium chloride.  Based upon the Notice to Ensure Supply of 2010 Spring Fertilizer issued jointly by the ten Chinese government agencies on February 11, 2010, in order to maintain a comparatively stable fertilizer price, the Chinese government continually promulgated a number of supportive and preferential policies to ensure fertilizer supply and to improve the purchasing power of farmers, consequently ensuring the food safety in PRC.  We believe these government policies will help boost our fertilizer sales.

 The $586 billion government stimulus announced in November 2008 has sustained the development of rural infrastructure and water supply projects in rural areas, among other projects.  Infrastructure construction, an important pillar of China’s economic progress, will contribute to the growth of the agriculture industry and the demand for our products.  Two other major factors that we envisage will promote the essential need for our fertilizers are: 1) the increasing domestic consumption and export demand for China’s agricultural products, and 2) the decreasing availability of arable farm lands.

The rapid economic growth in China over the past two decades has led to income growth that elevated millions of consumers from poverty, resulting in dramatic improvements of standards of living and diet diversification to more protein based. As the world’s largest agricultural economy, China produces and consumes a wide range of agricultural products, from traditional staple grains such as wheat and rice, to more varieties of fruits, vegetables, livestock, poultry and fish, as the demand by a wealthier domestic consumer base and export market dictates. We believe the use of our microbial organic and slow-release fertilizers are essential to augment agricultural production to meet the food needs of a large population with demand for high quality produce, vegetables and fruits that are organic and pollution-free, even the production of grain for feed given to livestock utilizes fertilizers.

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

We believe that with the growing global and domestic demand for pharmaceutical base product, we are confident about the sales growth of our chemical products as well.  In 2008, we believe our snow melting agent had gained a 6% market share in Japan.  We are focused in increasing our product variety and strengthening our presence in the market.
We believe that research and development, quality control and production capacity are key factors to maintaining and improving our competitive position and enhance our long term growth potential. As a result, we continually place emphasis on:

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

We have adopted multi-brand and multi-channel sales strategy and constantly strive to broaden our customer base. We believe a broader customer base will mitigate the potential operational risk for us. We also believe that a broad market for our products can increase demand for our products, reduce the threat of negative market changes, and provide additional opportunities for our growth.

Chemical Products

Products

Our principal chemical products are snow melting agents and various other industrial chemicals.  Snow melting agents are de-icing salt, consisting of a combination of sodium chloride, calcium chloride, magnesium chloride and additives in varying levels for different customer segments and uses. The products are a white, odorless and soluble solid compound and are used primarily to de-ice airports, roads and golf courses in the winter seasons, spread by winter service vehicles.

Our industrial chemical products range includes thiophene, calcium chloride and magnesium chloride. Thiophene is a colorless and transparent liquid which is primarily used in the pharmaceutical raw materials industry as a medicine chemical auxiliary, and for the synthesisation of anti-bacterial fungus. Calcium chloride and magnesium chloride are used for dust control on roads and also as essential product inputs for a wide range of industrial usage such as in cement production.

Our chemical products, which had the highest sales volumes for the fiscal year ended December 31, 2009, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Deicing Salt	3,726,255	37%
2	CaCl	2,805,377	28%
3	Chloride	1,122,263	11%
4	Salt	1,077,728	11%

Customers, sales and distribution

We mainly sell and distribute our snow melting agents and thiophene to industrial end-users through our sales team. Most of our snow melting agent products are sold to Japanese customers and in total made up 14%, and 23% our sales in for the years ended December 31, 2009 and 2008, respectively. We believe our wholly owned subsidiary, Weifang Changda Chemical Co., Ltd (“Changda Chemical”), supplied approximately 6% and 6% of snow melting agent demanded in Japan for the fiscal years ended December 31, 2009 and 2008.

Thiophene was commercialized in the first half of 2008 and sales were not material. Domestic sales are settled in RMB while sales to Japan are settled in USD. Payment terms are usually by cash payment for sales to Japan. Payment terms for domestic sales are usually cash in advance of delivery, although a credit period of up to 60 days may be granted to repeat customers. Snow melting agent sales are subject to seasonality, being comparatively higher during October to February each year.

For the fiscal year ended December 31, 2009, these customers accounted for approximately 54% of our total revenues related to our chemical products.

Ranking	Customer Name	Amount (USD)	Percentage of sales
1	Economic and Trade Co., Ltd. Weifang vault	$1,723,776	17%
2	Strong Source Chemical Co., Ltd. Weifang	$1,447,027	15%
3	Sun Duqian	$1,082,357	11%
4	Li Kun	$1,077,158	11%

Materials, production process and facilities

The principal raw materials in the chemical products include sodium chloride, calcium chloride, magnesium chloride and additives. For the fiscal years ended December 31, 2009 and 2008, use of sodium chloride, calcium chloride and magnesium chloride accounted for approximately 48% and 64%,  respectively, of the Company’s total cost of sales. De-icing agents are manufactured by granulisation and drying of various chlorides and additives. Thiophenes are manufactured from the catalisation and distillation of butadiene and sulphur.

At present, we purchase most of our principal raw materials locally. All of our suppliers are paid in RMB. Most of our suppliers do not allow a credit period.

For the fiscal year ended December 31, 2009, the following suppliers accounted for approximately 45% of our total raw materials purchased related to our chemical products.

Ranking	Supplier Name	Amount (USD)	Percentage of Purchases
1	Wang Sheng Hu	$1,495,291	21%
2	Coastal Salt Company	$1,025,859	14%
3	Wang Pei Jia	$745,501	10%

We purchase products from our suppliers on an as needed basis and we presently do not believe the loss of any one supplier will have an adverse effect on our business.

Our chemical production facilities are located in Shandong Province in the PRC and occupy a total site area of 69,278 square meters. Three production lines are utilized for the manufacture of snow melting agent products, while one production line is operated to produce thiophene and one production line is operated to produce fire retardant agent. Total annual production capacity in 2009 was 301,500 tonnes (tonnes is a metric measure of weight equivalent to 1,000 kilograms).

The PRC Chemical Industry

Like all other sectors the chemical industry in China also has been affected by global economic crisis. Nevertheless the industry now shows signs of recovery- according to China Chemical Industry News (CCIN) the overall production increased by 1.1% in the first 8 months of 2009 compared to the same period in the previous year.  Specialty Chemicals (+10.6%) and Rubber Related Chemicals (+10.4%) gained particularly strong.  In 2006, global sales of chemical products amounted to just under 2,180 billion Euros, reflecting a growth rate of almost 8 percent against 2005. Europe and Asia have roughly equal positions as the major chemical manufacturers, closely followed by North America. China ranks second only to the United States, its chemical industry outgrew Germany in 2005 and Japan in 2006 with 205 billion Euros worth in sales.

 Investment in the chemical sector is still growing strongly.  Investment undertaken by the Chinese chemical industry (Billion RMBs compared to previous year period)

Sector	1st Half. 2008	1st Half. 2009	Change
Petrochem	77,4	83,2	7,5%
Base Chemicals	192,8	248,9	29,1%
Pharmacy	43,1	60,8	41,1%
Fibres	13,0	11,5	-11,5%
Rubber Products	21,8	28,5	30,7%
Plastic Products	45,8	59,8	30,6%
Total	393,9	492,7	25,1%

(Source: Germany Trade and Invest (GovOrg) & China Chemical Industry News (Industry Federation Publication), National Bureau of Statistics, German Chemical Industry Federation VCI )

Classification and Function of Fertilizers

Fertilizers are used to provide, maintain and improve plant nutrition and enhance the performance of the soil in which plants grow, with the aim of increasing agricultural output, improving the quality of agricultural products and increasing plants’ resistance to disease. As set out below, fertilizers come in both organic and inorganic forms.

Chemical Fertilizers (Inorganic Fertilizers)

Chemical fertilizers are manufactured using inorganic material of wholly or partially synthetic origin, and are added to the soil to sustain plant growth. Chemical fertilizers generally contain one or more of the following nutrients, which are essential to plant growth:

• Nitrogen

Nitrogen plays an important role during plant growth. It is a component of amino acids in plants, which are the building blocks of protein. Nitrogen also helps the crop yield. It not only increases the output of agricultural products, but also improves their quality.

• Potassium

Potassium is essential in its ionic form for metabolism. Potassium encourages crops to use nitrogen more efficiently, increases production, improves crop quality and increases crop resistance.

• Phosphorous

Phosphorus is the component of cell protoplasm in the plant. It plays an important role in cell growth and proliferation. It also assists in photosynthesis, and accelerates root growth of seedlings and the growth of plump-eared grain.

In accordance with their mineral nutrient content, chemical fertilizers can be divided into four types, namely nitrogen, phosphate, potash and compound fertilizers.

Organic Fertilizers

Organic fertilizer is made up of materials of natural origin (primarily derived from plants and/or animals) that release nutrients into the soil as its constituent parts are broken down by micro-organisms.

Organic fertilizers promote the growth and reproduction of micro-organisms in the soil, improve the physical, chemical and biological characteristics of the soil, and increase the soil’s capacity to hold water and nutrients, thus creating a favorable environment for plant growth.

Global Demand and Supply of Fertilizer

We believe the steady growth of the global population and of the world economy has contributed to increased demand for agricultural products. Other factors, including the development of bio-energy (partly in response to rising oil prices) and the implementation of favorable agricultural policies in certain countries, have also promoted agricultural growth, which in turn has led to growth in demand for fertilizers.

According to a June 2009 industry publication put out by the International Fertilizer Association, or IFA, like other commodities, fertilizers have been affected by the economic downturn in 2008. Aggregate world fertilizer demand in 2008/09 is seen as down 5.1% compared with the previous year, from 168.1 to 159.6 Mt nutrients. Drops in consumption are registered in all the regions except South Asia and Eastern Europe and Central Asia.

Global Fertilizer Consumption (million metric tonnes nutrients)

Year	N	P	K	Total
06/07	97.4	38.1	26.9	162.4
07/08	101.0	38.8	28.3	168.1
08/09 (estimated)	99.4	36.0	24.3	159.7
09/10 (forecast)	102.0	38.1	25.3	165.4
13/14 (forecast)	111.1	44.3	31.4	186.8

Source: IFA, June 2009

A 2009 IFA report indicates that, in response to relatively high agricultural commodity prices in 2007, as well as to policies promoting fertilizer use in many Asian countries and favorable weather conditions in the northern hemisphere, global fertilizer demand in 2007 was at 168.7 million metric (Mt) tonnes of nutrients. At the regional level, the bulk of the increase in demand is forecast to come from Asia and, to a lesser extent, from Latin America. South Asia and East Asia together are forecast to account for 62% of the total global growth. If Latin America is added, the three regions together are forecast to account for three-fourth of the increase in global demand in the next five years. The IFA report projects an average global growth of the fertilizer consumption of 2.8% to the year 2013 with a then global consumption of 186.8 million tonnes.

Growing Agricultural Industry in the PRC

According to the 2009 CIA World Factbook, the PRC is one of the fastest growing economies in the world and primary industry (farming, forestry, animal husbandry, sideline production and fishery) accounts for over 10% of the PRC’s total gross domestic product.  The agricultural sector employs 39.5% of the country’s total labor force.

The PRC has a huge population of 1.3 billion. In contrast, the country’s farmland is relatively limited, with approximately 122 million hectares of arable land. Per capita arable land is less than 0.1 hectares.

 Accordingly, the PRC Government attaches great importance to the PRC’s issues concerning “countryside, farmers and agriculture”. It has promulgated a series of agricultural measures in favor of farmers since 2004, such as agricultural tax relief, adopting agricultural subsidies and controlling arable area, so as to promote the continued growth of agricultural production and farmers’ income. The net income per capita of China's rural residents in the first half of 2009 year increased 8.1% year-on-year. The net income per capita of China's rural residents in the first half of 2009 year increased 8.1% year-on-year. In 2008, farmers' net income per capita was 4,761 yuan, a growth of 8%over the previous year, according to a survey released by the Chinese Academy of Social Sciences, the country's government think tank in April. According to the Chinese Ministry of Agriculture, the central fiscal has so far allocated 123 billion yuan in subsidizing farmers' purchase of seed, diesel, fertilizers and other production materials this year, rising 19.4 percent over the previous year. (National Bureau of Statistics).  According to the National Office of Statistics, the PRC’s total grain output reached 528.5 million tonnes in 2008.

Overview of the PRC Fertilizer Industry

According to a 2009 IFA report, the PRC’s chemical fertilizer industry plays an important role in the world fertilizer industry. The PRC is one of the largest fertilizer producers and it accounts for 34 percent of global consumption (168.7 million tonnes – by effective component) in 2007.

In accordance with the 11th 5 year plan and the building of a new socialist countryside program, in order to encourage investment in the fertilizer industry, the PRC Government has promulgated a number of preferential policies, including zero rate VAT for fertilizer products, preferential electricity prices and cheaper railway transportation.

The PRC’s continuous economic growth, agricultural development, growing demand for fertilizers and preferential fertilizer industry policies combine to promote the development of the fertilizer industry.  According to the National Bureau of Statistics, the PRC’s output of chemical fertilizers grew from 37.9 million tonnes (by effective component) in 2002 to 57.9 million tonnes (by effective component) in 2007, with an average annual growth rate of 8.8 percent. After a slowdown in 2008 in the wake of the international economic crisis, the China National Bureau of Statistics reported a 9.5% year-on-year increase in chemical fertilizer production in the first half of 2009.

Development trend of Chinese fertilizers

1.	Continuous development of chemical fertilizers

According to a 2009 IFA report, the pressure to use a decreasing area of land to feed a growing population has resulted in a consistent upward trend in the output of chemical fertilizers in the PRC. The use of compound fertilizers in particular has grown continuously in recent years.

2.	Development opportunity for slow/controlled release fertilizers

The PRC Government’s 11th Five-Year Technology Development Planning and the National Mid/Long- Term Science and Technology Development Planning Framework of 2006 indicated the direction for the development of technology of Chinese fertilizers, focusing on research and development of environmentally-friendly fertilizers’ key technologies and developing compound slow release and controlled-release fertilizers. The development and increased usage of slow release and controlled release fertilizers should serve to reduce agricultural pollution, and also to save non-renewable resources.

Compound Fertilizers in the PRC

Compound fertilizers have become increasingly popular over the past decade and the consumption of them has been growing at the fastest rate among the categories listed. According to the National Office of Statistics, the consumption of compound fertilizers in the PRC has grown from approximately 6,708,000 tonnes in 1995 to approximately 13,032,000 tonnes in 2005 representing a compound annual growth rate, or CAGR, of approximately 7.66 percent.  We believe that the increasing popularity of compound fertilizers in the PRC derives from their greater nutrient content compared with that of single-fertilizer mixtures, and the fact that they can be adapted to give crops a variety of different nutrients to cater for different conditions and times of application.

Emergence of Organic Fertilizers

Chemical fertilizers provide plants with immediately available nutrients to sustain plant growth and have been widely used in traditional PRC agricultural production for decades. Prolonged usage of chemical fertilizers will reduce the soil’s beneficial organism population and harden the soil. According to a 2008 United States Drug Administration, or USDA, Foreign Agricultural Service report, with the increase in health awareness among consumers in the PRC, the organic market in China has been growing at an annual double digit rate over the past decade.

Organic fertilizer has been listed as one of the key development products in the 11th Five-Year Plan for Ecology Protection, promulgated in October 2006. The PRC Government also indicated that it would increase spending on research and development on organic fertilizer products and technologies in the next five to ten years. These new policies will help the farmers to realize the advantages of using organic fertilizers, especially for farmland with poor soil structure and fertility after prolonged inappropriate use of chemical fertilizers. Accordingly, the Directors believe that demand for organic fertilizers will remain strong in the coming years.

PRC Government Support for the Fertilizer Industry

According to the PRC National Bureau of Statistics, the PRC is currently the largest fertilizer market in the world whereby fertilizer production and consumption account for 34.3 percent of the global market and the annual average growth rate in fertilizer application for 2002-2007 was 8.8 percent with demand growth higher than the world average level. The Directors expect that the steady growth of the PRC’s population and rising income will lead to demand for a diet with higher protein such as meat, which requires grain as feedstock. The PRC’s urbanization and industrialization will result in a continued decline in available arable farm land, thus making it essential for the PRC to raise its agricultural products yield to ensure adequate food supply. At the same time, the Directors believe that economic reform in the PRC will lead to a growth in consumer demand for cash crops such as vegetables and fruits, which generally require the application of higher volumes of fertilizers than traditional farm crops. The PRC Government has mandated that farmers increase crop yields in order to decrease the nation’s dependence on food imports; the growing consensus on the need to use environmentally friendly fertilizers has also been a factor in the growth of the business of the Company. The Directors believe that as a result of these factors, the demand for and the usage of fertilizers in the PRC will increase and that, as one of the fast-growing and competitive fertilizer producers in the PRC, the Company will benefit from the growth of the Chinese fertilizer market.

As fertilizer usage is key to increasing grain production yields, the PRC Government has been encouraging fertilizer application and hence production. Fertilizer production enterprises are given a number of benefits by the PRC Government in terms of electricity supply and transportation. Since 2004, the PRC Government has introduced several preferential VAT policies directly for the benefit of fertilizer production enterprises; for instance, 50 percent of the VAT collected from urea producers is refundable to these producers. To further support the industry, from July 1, 2005, urea producers were temporarily exempted from paying VAT, pursuant to a joint announcement made in May 2005 by the Ministry of Finance and State Administration of Taxation. The purpose of these preferential tax policies, and other supportive policies from the Government, is to promote domestic fertilizer supply and stable fertilizer prices.

In addition, the 11th Five-Year Plan for National Agricultural & Rural Economic Development, promulgated in August 2006, establishes a goal of an annual 0.65 percent increase in comprehensive grain productive capacity over five years, assuming an annual 0.18 percent decrease in planted grain acreage. The allowance for the agricultural industry reached RMB 63.8 billion in 2008, representing an increase of 131 percent over 2007. The PRC Government has recently declared that it will strive to double the income of Chinese farmers by 2020 from the 2008 level and elevate the nation’s agricultural productivity to a higher level. The 11th Five-Year Plan for Fertilizer Industry, issued by the PRC’s National Development and Reform Commission in October 2006, urges that the nation’s fertilizer production should reach 60 million tonnes by 2010, which represents an approximately 25 percent growth above the production in 2004. The Directors believe that these policies will lead to a sustained demand for each type of fertilizer.

Overview of the PRC Chemical Industry

The chemical industry is the third largest in the PRC and accounted for 10% of the country’s GDP in 2006 according to the PRC National Bureau of Statistics. Chinese consumption constituted 35 percent to 40% of global demand growth for chemicals. The growth in domestic demand for chemicals alone in 2005 and 2006 was 7% to 8%, according to the PRC National Bureau of Statistics.

Despite this growth however, the PRC has a net chemical trade deficit and remains heavily dependent on imported raw materials, which have over recent years been affected by upward price trends in the world market caused by heavy global demand for raw materials, petroleum and other input.

Competitive Strengths

We believe that, compared with other PRC fertilizer manufacturers, the following principal competitive strengths contribute to our historical success and future prospects:

Experienced management team

The management team has average industry experience of over 10 years in production, financial and business management. The Directors believe the management team possesses the leadership, vision and in depth industry knowledge to anticipate and take advantage of market opportunities, to formulate sound business strategies, and to execute the strategies in an effective manner to maximize the benefit to Shareholders. Senior management has been able to achieve cost-efficient, organic and acquisitive growth of the Company’s business as well as effective integration of management and operations. A corporate management system, business philosophy and corporate culture have contributed to the success of our historical growth.

Strong distribution channel anchored by an exclusive distribution agreement with China Post

Our sales are primarily in Shandong Province, one of the major agricultural provinces in the PRC, and overseas to Japan. We supplied approximately 6% of snow melting agents demanded in Japan in 2009. We have established a broad distribution network, including five exclusive distribution centers in Shandong Province, and an exclusive distribution agreement with China Post, which has a broad network of 80,000 distribution centers in 18 cities in Shandong Province. We are able to obtain information on the identity of end-users, so as to establish on-going and direct business relationships with them, providing technical training and after-sales services. Training seminars are also conducted on a regular basis for end-users, to familiarize them with our products and promote brand presence and enhance market value.

We review the strengths of potential distributors, including their financial soundness, market coverage and reputation, to evaluate potential candidates before appointing them as distributors.

A developer of next generation microbial organic-inorganic compound fertilizers and slow-release compound fertilizers

Prolonged application of synthetic chemical additives to soil leads to deterioration of soil condition and water pollution. Unlike inorganic fertilizers, our microbial organic-inorganic compound fertilizer products may facilitate the preservation of soil fertility and the prevention of some plant diseases. In 1998, the State Council of the PRC launched the “Rich Soil Project” in the PRC, with the objective of improving the deteriorating arable soil condition by promoting the usage of organic fertilizers. Our microbial organic-inorganic compound fertilizer products are consistent with this government policy, and we believe they will contribute to the protection of the environment.

Excellent growth in turnover and asset scale compared to peers in the PRC

Between 2006 and 2008, we achieved a compounded annual growth rate (“CAGR”) of 55.02% of net income. We believe this is significantly greater than the growth rates exhibited by the our  peers. We believe that the use of the proceeds of the offering to fund the new plant in Heze, the expansion of new chemical lines and the advancement of research and development shall help the Company to continue on this strong growth trajectory.

Full scale research and development support with patent coverage over both the fertilizer and chemical key products

Our product range of fertilizers and chemical products are covered by two granted patents and eight patents which are pending. We have a strong focus on research and development to ensure that the quality of its products is continuously improved and to accelerate the development of new products.  The Directors are confident that our capabilities in developing new products and production processes will allow the Company’s products to remain at the forefront of those available in our target markets.

Fertilizer sector receives significant support from the PRC government

In accordance with the 11th 5 year plan and the building of a new socialist countryside program, the PRC Government has expressed strong support for the agricultural industry, declaring that farmers’ incomes should double from the 2008 level by 2020 and that agricultural productivity should increase. The PRC Government has also expressed support for the fertilizer industry in particular, stating that annual fertilizer production should reach 60m tonnes by 2010, representing a 25 percent increase over the 2004 level. We believe that these policies will lead to a sustained demand for each type of fertilizer.

Our internal processes and environmental procedures are ISO9001/ISO 14000 certified

The internal processes and environmental procedures we adopted ensure that quality control, efficiency and environmental awareness are of the highest level. This has been recognized by the attaining of the internationally recognized ISO 9001 and ISO 14000 certifications.

Quality Control Standards and Procedures

Stringent quality control measures are implemented throughout the fertilizer and chemical products’ production process in accordance with national standards. Each of the plants has a quality control team in place to ensure product quality meets the standards set by the PRC Government.

The quality management and control system of the production facilities encompasses the following features:

• Process control – well-trained management and operating personnel to optimize operations, stabilize production and ensure product quality.

• Packaging and storage – systematic package and storage procedures are in place to ensure proper packaging and to avoid any damage to the products during storage in the Company’s warehouses.

• Testing and Inspection – testing appliances are installed. Quality inspection teams undertake random tests of both intermediate and finished products on a sample basis to ensure the products comply with the required standards. Testing processes include checking physical appearance and composition of nutrients.

• Machinery and equipment management – engineers and other personnel conduct regular checks and repairs to maintain production.

Intellectual Property

All of our fertilizer products are sold under the “CHANGDA” trade mark, which was granted by the PRC authorities on October 14, 2008, other than those sold through China Post, which are sold under the “FENGTAI WOSIDA” trade mark, which was granted by the PRC authorities on October 7, 2008. The “CHANGDA” trade mark covers a wide range of fertilizer products, including agricultural fertilizers, animal fertilizers, compound fertilizers and plant fertilizers.

 All of our chemical products are also sold under the “CHANGDA” trade mark. The trademark “CHANGDA” for the chemical products was applied for in June 2006 and June 2007. The registered trademark “Changda” has been granted by National Bureau of Intelligence Property on May 28, 2009 and September 7, 2009, respectively.

A total of eight patent applications have been filed in the PRC in relation to the various production methods and technology currently employed by us for our fertilizer business. In addition, we have, together with our Chief Executive Officer Mr. Qing Ran Zhu, filed two patent applications in the PRC in relation to its snow melting agent product and thiophene production methods and technology for its chemical business segment. A summary of our patents is set out below:

Company Business	Patent Description	Patent registration No.	Status	Date of patent filed/issued
Fertilizer	High silicon compound fertilizer product and its Production Process	200710110812.1	Filed	June 11, 2007
	Sprout and Article Formation Production Process for Compound Fertilizer	200610043439.8	Granted	December 12, 2007
	An Organic-Compound Fertilizer and its Production Process	200810007504.0	Filed	February 26, 2008
	Intelligent Sulfur Film Coating for Large Granular Urea or Granular Compound Fertilizers	200710195664.8	Filed	December 5, 2007
	A Soil Conditioner Containing Nitrogen and Phosphor	200810007850.9	Filed	February 26, 2008
	A Social Conditioner and its Production Process	200810007503.6	Filed	February 26, 2008
	Resin capsule fertilizer and technology 1	200810126410.5	Filed	June 26, 2008
	Resin capsule fertilizer coating	200810126411.X	Filed	June 26, 2008
Chemical	Treatment method of a Sulphur contained Tar Waste produced in Manufacture Process for Thiophene 1	200710195665.2	Filed	December 5, 2007
	Anti Freeze Combination and its Production Process	200610043440.0	Granted	December 25, 2007

1 Patent applications were filed in the name of Mr. Qing Ran Zhu, who has signed an instrument stating that he will assign the patents to Changda Chemical and Changda fertilizer (wherever applicable) free of consideration after the patents are granted.

Currently, two patent applications have been granted to our PRC subsidiaries and eight applications are still pending. Upon completion of the registration as the owner of the filed patents, we will be able to enjoy all rights and benefits in those patents.

Insurance

We have taken out a basic asset insurance policy with China Continent Property & Casualty Insurance Company Ltd. However, we do not have business disruption insurance, as we have determined that the risks of disruption and the cost of insurance are such that it does not required it at this time. Any business disruption, litigation or natural disaster may result in substantial costs and diversion of resources. Should any of these events occur they may have a material adverse risk on our business and financial results.

Research and Development

We devote considerable effort and resources in improving the quality of its existing products and accelerating the development of new products. We have a research and development team comprising 14 staff. Most members of the research and development team have either bachelors or master’s degrees in related fields. They have considerable experience in soil studies, plant nutrition and fertilizers and chemistry. The main functions of the research and development team are to:

•	conduct research and technical feasibility studies on the formulae, manufacturing processes, quality and stability of the Company’s products;
•	keep the Company abreast of the latest developments in both the global and domestic chemical fertilizer markets; and
•	formulate and evaluate the strategic policies for the Company’s products to enhance their marketability.

 In addition to research and development into new products and production processes, our research and development centre also provides after-sales support and training to its distributors and customers. Such services not only help to build and strengthen customer relationships, but also allow us to receive feedback on its products for continuous development and improvement.

In 2008, we spend approximately $166,175 on research and development or approximately 0.21% of our annual revenue.

	Amount	Percentage of annual revenue
Changda Fertilizer	$118,381	0.15%
Changda Chemical	$47,794	0.06%

In 2009, we spent approximately $123,645 on research and development or approximately 0.17% of our annual revenue.

	Amount	Percentage of annual revenue
Changda Fertilizer	$27,264	0.04%
Changda Chemical	$96,381	0.13%

Our Competitors

Given the relatively high cost of transporting fertilizers and the poor transport links across parts of rural China, the major competitors to the Company’s fertilizer business are companies located in Shandong Province or nearby, many of which are small family-run operations. The Company also faces some competition from larger quasi-national companies, in particular:

● Shandong Hualu-Hengsheng Chemical Co., which operates various fertilizer production lines, including those for urea and ammonia, in Dezhou, Shandong Province;

● China Blue Chemical Ltd, which supplies an extensive range of fertilizers. It operates in the main agricultural regions of China, including Shandong Province;

● Hubei Yihua Chemical Industry Co., which supplies the domestic market with a range of chemical fertilizers. It is based in Hubei Province in Eastern China;

● Qinghai Salt Lake Potash, a leading fertilizer company which specializes in the production of potassium chloride, a product that it sells throughout China;

● Sinofert Holdings Ltd. (“Sinofert”) is an investment company with shareholdings in various undertakings which operate in the Chinese fertilizer market. Sinofert’s two main business streams – sources and distribution – operate nationwide. Sinofert produces all three nutrient-based fertilizers – nitrogen, phosphate and potash – as well as a range of compound products: potash is its leading profit generator.

In terms of its specialty chemicals business, competition for the Company is less clear-cut. In particular, contracts for its snow melting products normally follow the submission of tenders, both in mainland China and in overseas markets; in the latter case, the Company will normally be competing against local suppliers.

Corporate History

We were incorporated on January 25, 2007, in the state of Nevada under the name Promodoeswork.com, Inc.   We subsequently changed our name to Changda International Holdings, Inc in connection with the acquisition of Changda International as more fully described herein.  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings.

On January 15, 2009, Darryl Mills, our former majority shareholder consummated an Affiliate Stock Purchase Agreement with AllHomely pursuant to which Allhomely acquired an aggregate of 666,667 restricted shares of our common stock from Mr. Mills for $100,000.   Also on January 15, 2009, John Spencer, Derrick Waldman, and Louis Waldman, former shareholders and affiliates of the Company, consummated a Restricted Stock Purchase Agreement with Allhomely pursuant to which Allhomely International Limited acquired a total 733,333 restricted shares of our common stock from Mssrs. Spencer, Waldman and Waldman for $87,500.  Upon consummation of the transactions described above, Allhomely acquired a total 1,400,000 shares, resulting in a change of control of the Company.

On February 13, 2009, we completed a “reverse acquisition” transaction, in which we entered into the Exchange Agreement with Changda International.  Pursuant to the Exchange Agreement, the shareholders of Changda International transferred all of the issued and outstanding shares of common stock of Changda International to us in exchange for 15,909,988 newly issued shares and 1,956,667 existing shares of our common stock.  Upon closing of the Exchange Agreement, Changda International became our wholly-owned subsidiary, with Changda International’s former shareholders acquiring a majority of the outstanding shares of our common stock.

Changda International was incorporated on April 2, 2007 in the Republic of Marshall Islands as the holding company of our operating subsidiaries.  Changda International holds, directly or indirectly, 100% equity interest in Weifang Changda Fertilizer Co., Ltd, or Changda Fertilizer, Weifang Changda Chemical Co., Ltd, or Changda Chemical, Shandong Fengtai and Changda Heze.

Our Corporate Structure

Our current corporate structure is set forth below:

Operations and Employees

Our major production facilities and sales offices are located in Weifang, Shandong Province in the PRC. As of the date of March 15, 2010, we have approximately 182 employees, including our executive officers. Most of the employees work in Shandong Province.  The breakdown of the employees by function is as follows:

	Changda Fertilizer	Changda Chemical	Changda International	Total
Directors	-	-	5	5
Management and administration	9	6	3	18
Finance and Accounting	13	5	-	18
Sales and marketing	15	6	-	21
Product Development	6	7	-	13
Production	49	46	-	95
Quality Control	6	6	-	12
Total	98	76	8	182

Government Regulation

We are subject to evolving laws and regulations administered by governmental authorities at the national, provincial and city levels, some of which are, or may be, applicable to our business.

Our operations require us to comply with regulations covering a broad array of subjects. We must comply with numerous additional state and local laws relating to matters such as safe working conditions, labor and employment, environmental protection and fire hazard control. We believe we are currently in compliance with these laws and regulations in all material respects. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations

Our products and services are subject to regulation by governmental agencies in the PRC and Shandong Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates as following:

Operating license

Our operating license enables us to undertake research and development, production, sales and services of compound fertilizer, sales of pesticides, and export and import of products, technology and equipment. The registration No. is 3700004000004679, and it is valid from April 24, 2003 through September 27, 2017  Once the term has expired, the license is renewable.

Fertilizer Registration

Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC. Our certificates as listed below are formal fertilizer registration certificates.

Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
Lunongfei (2005) zhunzi 2116	Changda	Compound Fertilizer	N+P2O5+K2O≥48% (16-16-16)	June 10, 2005	June 2010
Lunongfei (2005) zhunzi 2117	Changda	Compound Fertilizer	N+P2O5+K2O≥48% (13-20-15)	June 10, 2005	June 2010
Lunongfei (2005) zhunzi 2118	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	June 10, 2005	June 2010
Lunongfei (2005) zhunzi 2119	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (24-8-8)	June 10, 2005	June 2010
Lunongfei (2005) zhunzi 2120	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (20-10-10)	June 10, 2005	June 2010
Lunongfei (2005) zhunzi 2121	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (18-9-18)	June 10, 2005	June 2010
Lunongfei (2005) zhunzi 2122	Changda	Compound Fertilizer	N+K2O≥32% (24-0-8)	June 10, 2005	June 2010
Lunongfei (2008) zhunzi 5474	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (16-8-16)	November 5, 2008	November 2013
Lunongfei (2009) zhunzi 5845	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	May 23, 2009	May 2014
Lunongfei (2009) zhunzi 6608	Changda	Compound Fertilizer	N+P2O5+K2O≥30% (15-6-9)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6609	Changda	Compound Fertilizer	N+P2O5+K2O≥32% (15-5-12)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6635	Changda	M-O Compound Fertilzier	N+P2O5+K2O≥30% (15-7-8)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6636	Changda	M-O Compound Fertilzier	N+P2O5+K2O≥25% (12-5-8)	August 23, 2009	August 2014
Lunongfei (2006) zhunzi 2924	Fengtai Wosida	Compound Fertilizer	N+ K2O≥30% (20-0-10)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2925	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥40% (15-10-15)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2926	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥45% (15-15-15)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2927	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥51% (17-17-17)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2928	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥40% (24-8-8)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2929	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 3081	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥48% (16-16-16)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 3082	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (18-9-18)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 3125	Fengtai Wosida	Water Flush Fertilizer	N+K2O≥30% (10-0-20)	October 25, 2006	October 2011
Lunongfei (2006) zhunzi 3126	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥15% (7-2-6)	October 25, 2006	October 2011
Lunongfei (2007) zhunzi 3459	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥54% (18-18-18)	April 16, 2007	April 2012
Lunongfei (2007) zhunzi 3460	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥51% (28-13-10)	April 16, 2007	April 2012
Lunongfei (2007) zhunzi 3523	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-20-10)	May 15, 2007	May 2012
Lunongfei (2007) zhunzi 3524	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥40% (18-12-10)	May 15, 2007	May 2012
Lunongfei (2007) zhunzi 3728	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (12-23-10)	July 18, 2007	July 2012
Lunongfei (2007) zhunzi 3729	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-22-8)	July 18, 2007	July 2012
Lunongfei (2007) zhunzi 3730	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (12-18-15)	July 18, 2007	July 2012
Lunongfei (2008) zhunzi 5467	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥40% (16-8-16)	November 5, 2008	November 2013
Lunongfei (2009) zhunzi 6553	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥32% (15-5-12)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6554	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥30% (15-6-9)	August 23, 2009	August 2014

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

•	The Foreign Currency Administration Rules (1996), as amended; and

•	The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, and trade and service-related foreign exchange transactions. Conversion of Renminbi into foreign currency for capital account items, such as direct investment, loans, investment in securities and repatriation of funds, however, is still subject to the approval of SAFE. Under such rules, foreign-invested enterprises may only buy, sell and remit foreign currencies at banks authorized to conduct foreign exchange transactions after providing valid commercial documents and, in the case of capital account item transactions, only after obtaining approval from SAFE.

Under the Foreign Currency Administration Rules, foreign invested enterprises are required to complete the foreign exchange registration and obtain the registration certificate. Changda Fertilizer, Changda Chemical and Fengtai Fertilizer have complied with these requirements. Heze Changda is a domestic enterprise and does not have to comply with these requirements.

The value of the Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Historically, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi will be permitted to fluctuate within a band against a basket of certain foreign currencies. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the US dollar.

Regulation on Special Purpose Vehicle Incorporated or Controlled by PRC Residents

SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or “Notice 75”, on October 21, 2005, which became effective as of November 1, 2005, and the operating procedures in May 2007, collectively the SAFE rules. According to the SAFE rules, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. In addition, amended registrations are required upon (i) any change in the net assets of such offshore entity as a result of any acquisition of onshore assets or equity interests by such offshore entity or subsequent overseas equity financing, and (ii) any material change in the shareholding or capital of such offshore entity, such as changes in share capital, share transfers and long-term equity investments. PRC residents who have already incorporated or gained control of offshore entities that have acquired onshore assets or equity interests before the regulation was promulgated were required to register their shareholding in the offshore entities with the State Administration of Foreign Exchange on or before March 31, 2006.

Under the SAFE rules, the SAFE registration and amendment procedures described above are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidation distribution, equity sales proceeds, or return of funds upon a capital reduction. Further, this regulation requires repatriation into China by PRC residents of all dividend profits or capital gains that they obtain from their shareholdings in the offshore entity within 180 days upon their receipt of such profits or gain. Failure to comply with SAFE Rules will subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

Regulation on Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that purport to require offshore special purpose vehicles, or SPVs, formed for the purpose of listing and controlled by PRC individuals or companies, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

In addition, under this new regulation, mergers and acquisitions of equity or assets involving PRC enterprises by foreign investors are subject to approval by the Ministry of Commerce or local branches or other competent government authorities. If we continue our expansion through acquiring PRC domestic companies by our offshore affiliates, we will be subject to such approval requirement.

Failure to comply with this new regulation may lead to sanctions by the Ministry of Commerce or other PRC regulatory authorities that are provided for in other relevant regulations governing foreign investment, foreign exchange, taxation, business registration, securities, and administration of state-owned assets.

Regulation on Tax

On March 16, 2007, the National People’s Congress of China enacted a new EIT law, under which both foreign-invested enterprises, or FIEs, and domestic companies would be subject to EIT at a uniform rate of 25%. Preferential tax treatments will continue to be granted to entities that conduct business in especially encouraged sectors, whether FIEs or domestic companies. The new tax law became effective on January 1, 2008. Under the new tax law, enterprises that were established and already enjoyed preferential tax treatments before March 16, 2007 may (i) continue to enjoy the preferential tax rate for a period of five years after the effectiveness of the new tax law; or (ii) continue to enjoy preferential tax exemption or reduction for a specified term, until the expiration of such term, except that for cases whereby, due to losses, the tax holiday has not yet started, such tax holiday shall be deemed to commence in 2008.

In addition, on August 31, 2007, the Ministry of Finance and the State Administration of Taxation promulgated the Notice Regarding the Issue on Application of Tax Laws by Enterprises. In accordance with such notice, enterprises established and registered with the relevant administrative department for industry and commerce during the period from March 17, 2007 to December 31, 2007 are required to pay enterprise income taxes according to the Interim Regulation of the People’s Republic of China on the Enterprise Income Tax, the Income Tax Law of the People’s Republic of China on the Enterprises with Foreign Investment and Foreign Enterprises and relevant detailed implementing rules from the date of establishment up to December 31, 2007. In other words, starting from January 1, 2008, enterprises established and registered during the period from March 17, 2007 to December 31, 2007 are required to pay enterprise income taxes at a rate of 25%.

On December 6, 2007, the State Council approved and promulgated the Implementing Regulations for the PRC Enterprise Income Tax Law, or the implementing regulations, which took effect simultaneously with the new tax law. The implementing regulations provide clarity on a number of issues, including definitions, the scope of taxable income, the method of calculating the taxable income and amount of tax payable, income tax concessions, taxation at source and special adjustments to tax payments. On December 26, 2007, the State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives, or Circular 39. Based on Circular 39, enterprises that enjoyed a preferential tax rate of 15% in accordance with previous laws, regulations and other documents with the same effect as administrative regulations are eligible for a graduated rate increase to 25% over the 5-year period beginning January 1, 2008. For those enterprises which currently enjoy tax holidays, such tax holidays will continue until their expiration in accordance with previous tax laws, regulations and relevant regulatory documents, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from 2008, the first effective year of the new tax law.

Dividend Distributions

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and 2008, respectively, and various regulations issued by SAFE, and other relevant PRC government authorities, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

Changda Chemical, Changda Fertilizer and Fengtai Fertilizer are regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, they are required to allocate 10% of their after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of their registered capital, after which no further allocation is required to be made. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. We cannot assure you that the PRC government authorities will not request our subsidiaries to use their after-tax profits for their own development and restrict our subsidiaries’ ability to distribute their after-tax profits to us as dividends.

Pursuant to the new EIT law and its implementing regulations, dividends payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, to the extent that the dividends are deemed China sourced income, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. The Marshall Islands, where our immediate holding company is incorporated, does not have such a tax treaty with China. In addition, pursuant to a notice jointly promulgated by the Ministry of Finance and the State Administration of Taxation of the PRC on February 22, 2008, distribution of accumulated profits of foreign-invested enterprises arising before January 1, 2008 will be exempt from withholding tax even if the distribution is made after January 1, 2008 but the distribution of profits arising after January 1, 2008 will be subject to withholding tax.

Property

In China, there is no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, generally has a term of 50 years and permits the holder to use the property.  All of our properties are suitable and adequate for the purposes for which they are used in our business.

	Address	Size (square meters)	Size (square feet)	Term
Land use right owned by Weifang Changda Fertilzer Co., Ltd	South of Mengjia Village, East of Changda Road, Binhai Economic Development Zone, Weifang	104,370	1,123,429	October 18,2006 through September 10, 2056
Land use right owned by Weifang Changda Chemicals Co., Ltd.	Lingang Industrial Zone, Binhai Economic Development Zone, Weifang	46,778	503,514	March 27, 2007 through December 27, 2056

We hold a building permit in the name of Heze Changda Fertilizer Co., Ltd. for 46,794 sq. meters (503,686 sq. feet) of space at South of Beihuan Road, North of Zhouzhuang, Heze.  We are currently in the process of applying for a land use permit for this property.

We are also party to a land rental agreement, dated January 1, 2008 by and between Changda Chemical and the Committee for 22,500 sq. meters (242,188 sq. feet) of space located at East Xinxing Village, Binhai Economic Development Zone, Weifang pursuant to which have agreed to rent the property for 50 year term at a price of RMB 33,750 per year.  The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to seek alternative premises, without entitlement to any compensation and incur additional costs relating to such relocations. Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the constructions built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.4m, approximately U.S.$783,000).  As of the date hereof, we have not been subject to any fines nor do we expect to be subject to any fines in the future.

Item 1A.                      Risk Factors.

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Associated with Our Business

RISKS RELATING TO OUR BUSINESS OPERATIONS

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on of our historical performance.

While our operating subsidiaries have been in business since 2000, our new products such as microbial fertilizer and thiophene were launched in 2007.  As such, we have a limited operating history with our current product lines, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our business will be harmed if China Post, our major distributor, reduce their orders or discontinue doing business with us.

For fiscal years ended December 31, 2009 and 2008, sales via China Post and its branch offices accounted for approximately 67% and 70% of our total sales, respectively.  If there is any disruption in our business relationship with China Post and we fail to secure new distributors with a similar sales network in the PRC, our operation and profitability may be adversely affected. Although we believe that our relationship with China Post is good, we have no long-term supply agreements with them and any or all of them could termination their relationship with us in favor of competitors with increased productions capabilities or offering lower prices or other favorable terms. If some or all of these distributors reduce their orders or discontinue doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and/or failure to pay by these major distributors would negatively affect our cash flow.

Possible shortage in supply or price fluctuations of raw materials may have a detrimental effect on our profitability

We have not experienced any significant shortage of raw materials during the past few years. The purchase prices of major raw materials such as urea were extremely volatile in 2009. We have managed to pass on the additional cost to our customers by raising the selling price of our major products; however, we have not entered into any long-term supply contracts with suppliers of major raw materials and cannot guarantee that we will be able to pass any future increases in raw material purchase prices on to consumers. In the event that there is a significant shortage or change in the purchase price of raw materials in the future and we are unable to transfer resulting cost increases to our customers, our business operations and profitability may be adversely affected.

Reliance on the PRC market

For the fiscal years ended December 31, 2009 and 2008, 98% and 94% of our sales were derived from the PRC market, respectively.   We expect that domestic sales will continue to account for a significant portion of our total sales. If there is any material adverse change in political, economic or legal conditions in the PRC market, our sales and profitability may be adversely affected.

We may fail to achieve our outline business objectives

The future plans as set out in this document have been formulated on the basis of a number of assumptions in relation to future events, which by their nature are subject to changes and uncertainties and may not materialize. Although we will endeavor to execute such plans there is no assurance that our plans will materialize or be executed in accordance with the stated timeframe or that our objectives will be fully accomplished.

Moreover, we expect our business plans to be financed by the net proceeds from the Offering and cash generated from operations. In the event that these funds are insufficient to finance our business plans and we are unable to raise funds through other financing activities, our business plans may not materialize as described in this document.

There is a risk of infringement of our intellectual property rights in the PRC

All our fertilizer and chemical products are sold under the “CHANGDA” and “FENGTAI WOSIDA” trademarks which are registered as trademarks in the PRC. In addition, two patent applications have been granted and eight patent applications are still pending. There can be no assurance that the existing legal protection in the PRC will effectively prevent unauthorized use of our “CHANGDA” and “FENGTAI WOSIDA” trademarks or the misappropriation by third parties of the technology associated with our applied/registered patents.

Policing unauthorized use of our trademarks and the proprietary technology may be difficult, costly and ineffective, and there can be no assurance that any steps taken by us will effectively prevent any such misappropriation or infringement from occurring. Unauthorized use of our trademarks and patented technology could adversely affect our performance and business reputation. Failure to renew our trademarks could also adversely affect our performance and business reputation.

In relation to the eight patent applications which are still pending, should we fail in our application for securing such patents, we may not be able to prevent the unauthorized use of our technology and methods as set out in the applications. In this event, unauthorized use of our production methods and technologies could adversely affect our performance.

We may be subject to claims of infringement of third-party intellectual property rights

From time to time, third parties may assert against us alleged patent, copyright, trademark, knowhow, or other intellectual property rights to technologies that are important to our business. In particular, we may be subject to intellectual property infringement claims relating to micro-organic compound fertilizers from a Mr. Jiu Shun Chen. Mr. Chen and our chief executive officer, Mr. QingRan Zhu, who were co-applicants in relation to three patent applications relating to micro-organic compound fertilizers, but those patent applications, were rejected by the China Patent Office. Changda Fertilizer used the underlying technology as set out in the patent applications in manufacturing its products in 2008 and 2007, and the sales of those products made up a significant portion of Changda Fertilizer’s revenues in 2008 and 2007; however, the products related to the patents in question are no longer in production by us and are not anticipated to be produced by us in the future.

Any claims that our products or processes, whether in relation to the specific circumstances set out above or otherwise, infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from the business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to pay third-party infringement claims; discontinue manufacturing, using, or selling particular products subject to infringement claims; discontinue using the technology or processes subject to infringement claims; develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of the assets and increase expenses. In addition, if we alter or discontinue the production of affected items, our revenue could be negatively impacted.

There is an untested market for thiophene and fire retardant chemical

It is possible that if and when our thiophene and fire retardant chemical products are launched into the market, the originally predicted market may have changed either due to an increase in the supply of such products or changes in the demand for such products. Therefore, there is no assurance that we will be able to sell any of our new products as planned, and failure to do so may have an adverse impact on our business, operations and financial condition.

There is no assurance that we will sustain the growth in our business

Our CAGR of sales revenue from 2006 to 2008 was approximately 47.73%, and our CAGR of net income was approximately 55.02% during this same period. Under the influence of raw materials price and economic circumstance, the sales revenue for the fiscal year ended December 31, 2009 was  approximately $73.1 million and the net income was approximately $4.7 million, as compared to approximately $81 million of sale revenue and approximately $5.6 million of net income for the fiscal year ended December 31, 2008.

There is no assurance that such growth rate can be sustained or that we can retain and attract qualified management, employees and customers. In the event that we are unable to maintain such attributes, we may have negative growth or stagnant growth, which in turn may impair our business operations and profitability.

Our sales have seasonal variations and adverse weather conditions could reduce demand for our products.

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and  fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  During the fiscal year ended December 31, 2009, approximately 85% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.

There is no assurance that we will sustain increasing profit margin

Raw materials for fertilizer products have risen significantly in the last several years. We expect continued volatility and uncertainty in prices for raw materials. In addition, our operations, like those of other PRC fertilizer companies, are also subject to extensive regulation by the PRC Government authorities such as the Ministry of Agriculture, the State Development Planning Commission, the Ministry of Commerce, the State Bureau of Taxation and the local pricing bureaus, which exercise extensive control over various aspects of our operations: pricing mechanisms for our raw materials and main products; industry-specific taxes and fees; and import and export quotas and procedures. As a result, we may face significant constraints on our ability to implement our business strategies or to maximize our profitability. Any price increase in raw materials and any change to the regulation by the PRC Government authorities may adversely affect our fertilizer business and our profitability and financial results.

There is no assurance that we will be able to maintain a prolonged relationship with existing and ex-employees

We have a total of approximately 182 employees and skilled labor working in our offices and production facilities in the PRC. Our directors are of the view that we have not experienced any labor disputes which could lead to material undesirable disruptions to our operations and business. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected.

We face competition from other fertilizer and chemical producers and sellers. Therefore, business and prospects may be adversely affected if we are not able to compete effectively.

We operate in markets where we compete with domestic chemical and organic fertilizer and chemical producers and sellers of similar or larger size and scale in the PRC. In addition, a number of foreign companies have established fertilizer and chemical manufacturing enterprises in the PRC, and other foreign manufacturers may do so in the future. We also operate in a very competitive international fertilizer market. Such domestic and foreign competitors may have greater access to financial resources, higher levels of vertical integration, better operating efficiency and longer operating histories. If  we are unable to improve product quality, performance and price competitiveness or if we are unable to anticipate and respond to changing market demand, maintain operating efficiency and economies of scale, and control costs in connection with the planned expansion, raw materials and energy, our business and prospects may be adversely affected and we may not be able to compete effectively.

 Our business and operations require capital investment. Failure to raise sufficient capital in a timely manner may adversely affect business and results of operations

In accordance with our development plan, we intend to expand our operations in Heze, Shandong Province of the PRC. Management may from time to time have other business expansion plans that require further capital. If we are unable to obtain such additional funding, we may not be able to pay for the necessary capital expenditures needed for expansion, or to implement proposed business strategies or at all. Any of the above could impede the implementation of our business strategies or prevent us from entering into transactions that would otherwise benefit business on commercially reasonable terms or at all and adversely affect its financial condition and results of operations.

Our business is subject to operation risks beyond our control and could have a detrimental effect on our profitability

Our financial performance is at all times subject to operational risks which may include factors that are beyond our control. The production process could face unforeseen operating problems and therefore production could be delayed and financial performance would be adversely affected. Unanticipated additional maintenance of the plant would also impact upon production capacity and revenue projections. This potential downtime would impact upon our results.

Operations are subject to hazards and natural disasters that may not be fully covered by our insurance policies

We make substantial investments in complex manufacturing and production facilities and transportation equipment. Many of the production processes, raw materials and certain finished products are potentially destructive and dangerous in uncontrolled or catastrophic circumstances, including operating hazards, fires and explosions, and natural disasters such as typhoons, floods, earthquakes and major equipment failures for which insurance may not be obtainable at a reasonable cost or at all. Should an accident or natural disaster occur, it may cause significant property damage, disruption to operations and personal injuries and our insurance coverage may be inadequate to cover such loss. Should an uninsured loss or a loss in excess of insured limits occur, we could suffer from damage to our reputation or lose all or a portion of production capacity as well as future revenues anticipated to derive from the relevant facilities. Any material loss not covered by our insurance policies could materially and adversely affect our business, financial condition and operations.

Product liability is not covered under our insurance policies

Any defects in our fertilizer and chemical products could result in economic loss, adverse customer reaction, negative publicity, and additional expenditure to rectify the problems and/or legal proceedings instituted against us. We have not maintained any insurance policy against losses that may arise from such claims. Any litigation relating to such liability may be expensive and time consuming, and successful claims against us could result in substantial monetary liability or damage to our business reputation and disruption to our business operations.

We have not obtained formal land use right certificates to some of the properties we occupy and the failure to have such certificate could materially and adversely affect our right to use such properties.

Changda Heze is constructing fertilizer manufacturing facilities on a parcel of land with an area of approximately 46,794 square meters in the Mudan Industrial Park, Heze City, Shandong Province.  Although we had entered into a letter of intent with the local government in Heze regarding the purchase of the land from the State, we are still in the process of obtaining the relevant land use right certificates and building ownership certificates for the land and the constructions being built thereon. Upon obtaining the relevant certificates for these properties, we will have the legal right to occupy, let, transfer and mortgage such properties. However, we may not be able to obtain all of the title certificates we currently lack, in which case our rights as owner or occupier of the land and the constructions may be adversely affected as a result of the absence of the formal title certificates as described above and we may be subject to lawsuits or other actions. Moreover, Changda Heze may also be subject to fines of 5 to 10% of the cost of constructions built by Changda Heze on the land without first obtaining construction approvals (construction costs were approximately RMB 13.8 million, approximately $2,942,136, through December 31, 2009). However, to date we have not been subject to any fines nor do we expect to be subject to any fines in the future. On October 23, 2009, Changda Heze has attended the open bid of the land where Changda Heze occupied and win the bid, after that, Changda Heze has signed the Confirmation Letter on Land Granting, in which Changda Heze will sign the formal land granting contract with Heze Bureau of Land. Once the contract has been signed and Changda Heze pays all premiums related to such contract, Changda Heze will obtain the certificate to have the land use right. After obtaining such certificate, Changda Heze will apply for all permits for the construction of the plant and all risks will cease to exist.

The landlord for the property which our Changda Chemical plant is located on lacks the legal right to lease the property for industrial purposes.

Changda Chemical leases a parcel of land with an area of approximately 22,500 square meters from Xinxing Village Villagers’ Committee, or Committee. Changda Chemical has built manufacturing facilities on the land leased from the Committee. The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to seek alternative premises, without entitlement to any compensation and incur additional costs relating to such relocations. Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the constructions built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.4 million, approximately U.S. $782,597 through December 31, 2009).  However, to date we have not been subject to any fines nor do we expect to be subject to any fines in the future. According to the Confirmation Letter issued by the Bihai Economic Development Zone Branch of the Weifang Bureau of Land and Resources, the land where Changda Chemical is located is under the process of acquisition by the local government.  Upon the land being turned into state-owned property, Changda Chemical may obtain the Land Use Right via the legal land granting procedure.

We are dependent upon key personnel and the loss of key personnel, or the inability to hire or retain qualified personnel, could have an adverse effect on our business and operations

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of our officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the fertilizer industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

Failure to make payments for the compulsory social insurance schemes in the PRC may result in late charges or third party claims

Changda Fertilizer and Changda Chemical are required to make payments for the compulsory social insurance schemes for their employees in accordance with the relevant PRC laws. Upon the failure to make such payments, the employees have the right to claim damages in connection with the non-payment of the social insurance. No claim, late charge nor penalty has been imposed on us as of the date of this Prospectus. Although we have made payment of all outstanding premiums, to the extent we do no pay any amounts owed under the social insurance schemes, our operations and financial results may be adversely affected if any claim is made against us.

There are differences between PRC and U.S. Generally Accepted Accounting Principles

Our profits are derived from our subsidiaries established in the PRC. The profits available for distribution for companies established in the PRC are determined in accordance with PRC accounting standards, which may differ from the amounts arrived at under the United States Generally Accepted Accounting Principles.  In the event that the amount of the profits determined under the PRC accounting standard in a given year is less than that determined under the US GAAP, we may not have funds to allow distribution of profits to our shareholders.

RISKS RELATING TO THE FERTILIZER AND CHEMICAL INDUSTRIES IN THE PRC

Loss of or refusal of extension for preferential tax treatments

Changda Chemical enjoys a tax concession with fifteen percent (15%) exemption from enterprise income tax from 2009 to 2011. Shandong Fengtai Fertilizer enjoys a tax concession with full exemption from enterprise income tax from 2008 to 2009, and will have a fifty percent exemption from enterprise income tax from 2010 to 2012. All productions of fertilizer enjoy tax concession from value added tax. Accordingly, any loss or refusal of an extension for these preferential tax treatments could increase our tax expenditure in the future and could have an adverse effect on our business, operations or financial conditions.

We face significant challenges and changes in government policies, including changes to VAT policies, adjustments of export custom duties and accession to the WTO, which could affect the operational environment of our industry and thus our financial performance.

To ensure a sufficient supply of fertilizers to meet the domestic demand in the PRC, the PRC Government has historically adjusted its policies towards the export of fertilizers, in particular through the cancellation of VAT refunds and imposition of export tariffs. The PRC Government’s policies regarding export tariffs have historically encouraged or discouraged exports, and the PRC Government changed its tax regime for exports several times during the Track Record Period and thereafter. In addition, the PRC Government may from time to time change its VAT refund policies based on the level of supply or demand. While we previously enjoyed VAT refunds for exports of our fertilizer products, we are currently subjected to a seasonal export tariff ranging from 20 percent to 185 percent. Because of such changes in taxes and export tariffs payable on exports of fertilizer products, our sales are primarily domestically focused. We may in the future be subject to further changes in tax liabilities, which may further affect the mix of domestic and export sales and have an adverse impact on our business, results of operations and net profits.

As part of its WTO concession commitment, the PRC is obliged to open its domestic fertilizer market to foreign participation within five years of its accession to the WTO by allowing foreign participation in the trading and distribution of fertilizers in the PRC. Whereas domestic fertilizer prices are insulated from fluctuations of international market prices prior to the PRC’s World Trade Organization accession, we anticipate that international market prices will have an increasingly direct impact on our fertilizer prices as the PRC gradually relaxes its fertilizer trade restrictions.

The cyclical nature of our business will expose us to potentially significant fluctuations in our financial condition

Our sales volumes and revenues are derived from two main product lines, fertilizer and chemical products. In the normal course of business, we are exposed to fluctuations in supply and demand and the prices of our products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, and supply and demand imbalances. In addition, prices of our fertilizer products also depend on weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. The domestic price of fertilizers is also affected by demand for agricultural products and affordability of fertilizers by farmers, PRC Government policies and other factors beyond our control. Changes in supply result from capacity additions or reductions and from changes in inventory levels. We cannot guarantee that its prices will remain at recent or current levels or that they will increase in the future.

Results of operations are subject to seasonality and could be negatively impacted by adverse weather conditions and seasonality

Sales of fertilizer and snow melting agent products to end-users are seasonal in nature. In general, we generate a greater amount of net sales and revenue during planting months such as March to April and September to October each year for its fertilizer business. For the snow melting agent business, net sales are higher during the winter season only. Accordingly, revenue and results of operations may be affected by seasonal variations in demand for our products.

Imposition of tariffs on export sale of fertilizer products could affect our overall operations and profitability

In order to ensure fertilizer supply in domestic market and the stable price of fertilizer, PRC Government will make coordination of export tariff at all times. If the export tariff imposed on fertilizer highly increase, the export will be affected and our export sales and income will be reduced accordingly.

RISKS RELATING TO DOING BUSINESS IN CHINA

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies, repatriation of funds and direct investment. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The Chinese economy may experience inflationary pressure, which may lead to an increase in interest rates and a slowdown in economic growth.

In response to concerns regarding the PRC’s high rate of growth, the PRC Government has taken measures to slow down economic growth to a more manageable level. Among the measures that the PRC Government has taken are restrictions on bank loans in certain sectors. These measures have contributed to a slowdown in economic growth in the PRC and a reduction in demand for consumer goods. Consequently, these measures and any additional measures, including a possible increase in interest rates, could contribute to a further slowdown in the Chinese economy, which in turn could adversely affect the future demand of the our products and our operating results.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in RMB. To the extent our future revenue are denominated in currencies other than the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations.

Resident Enterprise Treatment

The recently enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation rules for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. Under the EIT Law, enterprises are classified as ‘‘resident enterprises’’ and ‘‘non-resident enterprises.’’ Pursuant to the EIT Law and its implementing rules, enterprises established outside China whose ‘‘de facto management bodies’’ are located in China are considered ‘‘resident enterprises’’ and subject to the uniform 25% enterprise income tax rate on global income. According to the implementing rules of the EIT Law, ‘‘de facto management body’’ refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. The EIT Law and the interpretation of many of its provisions, including the definition of ‘‘resident enterprise,’’ are unclear. It is also uncertain how the PRC tax authorities would interpret and implement the EIT Law and its implementing rules. It remains uncertain whether the PRC tax authorities would determine that we are a ‘‘resident enterprise’’ or a ‘‘non resident enterprise.’’ If the PRC tax authorities determine that we are a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, a number of tax consequences could follow. First, we could be subject to the enterprise income tax at a rate of 25% on our global taxable income. Second, the EIT Law provides that dividend income between ‘‘qualified resident enterprises’’ is exempt from income tax. It is unclear whether the dividends we receive would constitute dividend income between ‘‘qualified resident enterprises’’ and would therefore qualify for tax exemption.

Dividends we receive from our subsidiary located in the PRC may be subject to PRC withholding tax.

The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from our operations located in the PRC,. Therefore, dividends paid to us by our WFOE in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

Restrictions on receipt of dividends from, and transfer of funds to, our Chinese operating subsidiaries may be imposed

Changda International Ltd is incorporated in the Republic of the Marshall Islands and is the holding company of our operating subsidiaries. At present, Changda Fertilizer, Changda Chemical, Changda Heze and Shangdong Fengtai are the only subsidiaries. The ability of Changda Fertilizer, Changda Chemical, Changda Heze and Shangdong Fengtai and any future subsidiaries which are Wholly Foreign Owned Enterprises, or WFOEs, to declare dividends and other payments to Changda International may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations in the PRC and in the Marshall Islands.

In particular, under PRC law, profit available for distribution from the PRC operating subsidiaries is determined in accordance with generally accepted accounting principles in the PRC. This calculation may differ from the one performed in accordance with US GAAP. As a result of the potential difference in profit calculation, there is a risk that the PRC subsidiaries may not have sufficient profit to distribute so as to allow distributions to the shareholders in the future. In addition, distributions by our subsidiaries other than as dividends may be subject to governmental approval and taxation.

Any transfer of funds to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval of certain PRC governmental authorities, including the relevant administration of foreign exchange and/or the relevant examining and approval authority. Further, it is not permitted under PRC law for our PRC subsidiaries to lend money to each other/another member. Therefore, it is difficult to change our capital expenditure plans once the relevant funds have been remitted to our PRC subsidiaries. These limitations on the free flow of funds between our companies and our PRC subsidiaries could restrict our ability to act in response to changing market conditions and to reallocate funds from one PRC subsidiary to another in a timely manner.

Uncertainties with respect to the Chinese legal system could adversely affect us.

Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

Changda International, our wholly-owned subsidiary, is incorporated under the laws of the Marshall Islands.  The provisions of the Marshall Islands Business Corporations Act, or BCA, resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction. The Marshall Islands has no bankruptcy laws. In addition, all of our assets are located in, and other than our chief financial officer, all of our other senior executive officers reside within the PRC. As a result, it may be generally difficult to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

Due to the nature of our business, we are subject to certain environmental regulation.

Our operations are subject to environmental and safety regulation in the PRC. Such regulation covers a wide variety of matters, including, without limitation, prevention of waste, pollution and protection of the environment, labor regulations and worker safety. We may also be subject, under such regulations, to clean up costs and liability for toxic and hazardous substances which may exist on or under any of our properties or which may be produced as a result of our operations. In particular, the acceptable level of pollution and the potential clean up costs and obligations and liability for toxic or hazardous substances for which we may become liable as a result of our activities may be impossible to assess against the current legal framework and current enforcement practices of the PRC. In addition, environmental legislation and permit regime are likely to evolve in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened degree of responsibility for companies and their directors and employees.

The downturn in the economy of the PRC may slow our growth and profitability

The development of the countryside and agricultural sector is linked China’s overall economic growth. There can be no assurance that a downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.  Our fertilizer business is dependent on the ability of the Chinese farmers to afford our products, thus any significant disruptions in the food and agricultural products market might adversely affect our business. Our chemical business is dependent the further development of Chinese consumer safety standards, increased demand for standardized drugs and further creation as well as extension of useable during winter time of infrastructures. Any trends that might lead to lowering of consumer safety standards, decrease spending on pharmacy, lower demand on infrastructure use during winter time or climatic effects leading to warmer winters, might affect our business in a negative way.

We may be subject in the future to new M&A Regulations.

We have not obtained the approval of the China Securities Regulatory Commission, or CSRC, in connection with Admission under the Provisional Regulations on the Merger and Acquisitions of Domestic Enterprises by Foreign Investors, or New M&A Regulations. In the event that such an approval is subsequently deemed to be required, our business, financial results and prospects may be adversely affected. The New M&A Regulations also establish more complex procedures for acquisitions conducted by foreign investors which could make it more difficult to pursue growth through acquisitions.

On August 8, 2006, six PRC regulatory authorities, including the CSRC, promulgated the New M&A Regulations which came into effective on September 8, 2006. The New M&A Regulations purport, among other things, to require an offshore special purpose vehicle or SPV, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled directly or indirectly by PRC domestic companies or individuals, to obtain the approval of various authorities, including the CSRC, prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published procedures specifying documents and materials required to be submitted to it by the SPVs seeking CSRC approval for their overseas listings. However, the application of this PRC regulation remains unclear and there is currently no consensus among PRC law firms regarding the scope and applicability of the CSRC approval requirement.

In accordance with the New M&A Regulations, a SPV is an offshore company directly or indirectly controlled by a PRC domestic company or a PRC individual for the purpose of realizing an offshore listing of the interests owned by it/him in a PRC domestic company.

Our PRC legal counsel has advised that we are not considered to be a SPV for the purposes of the New M&A Regulations as we are not directly or indirectly controlled by PRC domestic companies or PRC individuals. Accordingly, the New M&A Regulations are not applicable to us and it is not necessary to obtain the CSRC approval for the Admission.

However, if the CSRC or other PRC regulatory authorities subsequently determines that we are required to obtain the CSRC’s written approval for the Admission, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory authorities. In such an event, these regulatory authorities may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial conditions, results of operations, reputations and prospects, as well as on the trading price of the Shares.

The New M&A Regulations also established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce, or MOC, be notified in advance of any change-of-control transactions in which a foreign investor takes control of a PRC domestic company. In the future, we may grow our business in part by acquiring other businesses, although currently we do not have any plans to do so. Complying with the requirements of the New M&A Regulations could be time-consuming, and any required approval processes, including obtaining approval from the MOC, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents.

The State Administration of Foreign Exchange in the PRC or SAFE, issued a public notice, or “Notice 75”, in October 2005 requiring PRC residents and non-PRC residents who habitually reside in the PRC for economic reasons, or PRC Residents, to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies (referred to in the Notice 75 as an “offshore special purpose company”). PRC Residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. To further clarify the implementation of Notice 75, SAFE issued Notice 106 on May 9, 2007. Under Notice 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner.

Pursuant to the foregoing regulations, the failure of PRC resident shareholders to register with the local SAFE branch for its overseas investment, or to amend their SAFE registrations pursuant to the Notice 75 and Notice 106, or the failure of future shareholders of the Company who are PRC Residents to comply with the registration procedures set forth in the Notice 75 and Notice 106, may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into the PRC subsidiaries, limit the ability of the PRC subsidiaries to distribute dividends to the Company or otherwise adversely affect the business.

Our PRC legal counsel has advised that we are an overseas company established and controlled by foreign companies and foreign individuals and hence, do not fall within the definition of “offshore special purpose company” for the purposes of the Notice 75. Accordingly, the aforesaid registration requirements are not applicable to us and our PRC resident shareholders. If SAFE or other PRC regulatory authorities subsequently determines that SAFE registration is required for the establishment of the Company, we may suffer in the manner described above.

We do not presently maintain business disruption insurance. Any disruption of the operations in our factories would damage our business.

We have taken out a basic asset insurance policy with China Continent Property & Casualty Insurance Company Ltd. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control for which we do not carry adequate insurance. While we have property damage insurance, we do not carry business disruption insurance, which is not readily available in China. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

Foreign Investment in the PRC is Subject to Industry restrictions which could adversely affect our growth.

Foreign investment in the PRC is subject to industry-specific restrictions and/or prohibitions set forth in a Catalogue Guiding Foreign Investment in Industry, or Catalogue. Local governments in the PRC may maintain further industry-specific restrictions or prohibitions. The Catalogue distinguishes between different industries in terms of whether foreign investment is “encouraged”, “restricted”, “prohibited” or “permitted” in such industries. The different categories generally indicate the disposition of the MOC and other PRC regulatory authorities to approve foreign investment in a given industry, as well as having certain tax and other implications. Investments in the encouraged and permitted categories are generally eligible for approval with relatively few restrictions. Investment in the “restricted” category is often subject to limitations on the amount of equity that a foreign investor can hold and to other restrictions. Moreover, government approval of investments in the “restricted” category is generally perceived to be harder to secure. Foreign investment in the “prohibited” category is barred altogether. Such restrictions on the nature and terms of the Company’s potential investments in the PRC may limit the opportunities available to us in the PRC.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Our common stock has historically been thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

Our common stock is currently traded on the Over-the-Counter Bulletin Board.  The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares have historically been sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

-	actual or anticipated fluctuations in our quarterly operating results,

-	announcements of new products by us or our competitors,

-	changes in financial estimates by securities analysts,

-	changes in the economic performance or market valuations of other companies involved in the same industry,

-	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

-	additions or departures of key personnel,

-	potential litigation, or

-	conditions in the market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.   These market fluctuations may also materially and adversely affect the market price of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

The elimination of monetary liability against our directors and officers under Nevada law and the existence of indemnification rights to our directors and officers may result in substantial expenditures by our company and may discourage lawsuits against our directors and officers.

Pursuant to our articles of incorporation, we are obligated to indemnify our directors and officers for monetary damages to our company and our stockholders to the extent provided by Nevada law. We also have contractual indemnification obligations under our employment agreements with our chief executive officer and chief financial officer. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

We have no present intention to pay dividends.

We have never paid dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

 We cannot guarantee the accuracy of the forward-looking statements.

This document contains forward-looking statements, including, without limitation, statements containing the words “believe’’, “anticipate’’, “expect’’ and similar expressions. Such forward-looking statements involve unknown risks, uncertainties and other factors which may cause our actual results, financial condition, performance or achievements, or industry results generally to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place any undue reliance on such forward-looking statements. To the extent lawfully permitted, we disclaim any obligations to update any such forward-looking statements in this document to reflect future events or developments.

Item 1B.                   Unresolved Staff Comments.

Not Applicable.

Item 2.                      Properties.

In China, there is no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, generally has a term of 50 years and permits the holder to use the property.  All of our properties are suitable and adequate for the purposes for which they are used in our business.

	Address	Size (square meters)	Size (square feet)	Term
Land use right owned by Weifang Changda Fertilzer Co., Ltd	South of Mengjia Village, East of Changda Road, Binhai Economic Development Zone, Weifang	104,370	1,123,429	October 18,2006 through September 10, 2056
Land use right owned by Weifang Changda Chemicals Co., Ltd.	Lingang Industrial Zone, Binhai Economic Development Zone, Weifang	46,778	503,514	March 27, 2007 through December 27, 2056

We hold a building permit in the name of Heze Changda Fertilizer Co., Ltd. for 46,794 sq. meters (503,686 sq. feet) of space at South of Beihuan Road, North of Zhouzhuang, Heze.  We are currently in the process of applying for a land use permit for this property.

We are also party to a land rental agreement, dated January 1, 2008 by and between Changda Chemical and the Committee for 22,500 sq. meters (242,188 sq. feet) of space located at East Xinxing Village, Binhai Economic Development Zone, Weifang pursuant to which have agreed to rent the property for 50 year term at a price of RMB 33,750 per year.  The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to seek alternative premises, without entitlement to any compensation and incur additional costs relating to such relocations. Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the constructions built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.4m, approximately U.S. $782,597).  As of the date hereof, we have not been subject to any fines nor do we expect to be subject to any fines in the future.

Item 3.                      Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.                      Reserved.

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

Our common stock began quoting on the OTC Bulletin Board on July 24, 2008 under the symbol “PDWK.OB”  In February 2009, our symbol was changed to “CIHI.OB” in connection with our name change.  On November 17, 2009, our symbol was changed to “CIHD.OB” when our 3 for 1 reverse stock split became effective.   The prices, as presented below, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board which take into account the 1 for 3 reverse stock split. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
Third Quarter (Beginning 7/24/08)	.06	.06
Fourth Quarter 2008	.06	.06
First Quarter 2009	1,500.015	.06
Second Quarter 2009	6.00	3.27
Third Quarter 2009	5.70	1.65
Fourth Quarter (through December 30, 2009)	6.00	2.26

The closing price of our common stock on the OTC Bulletin Board on March 16, 2010 was $2.20.

Number of Stockholders

As of March 5, 2010, there were approximately 293 holders of record of our common stock.

Dividend Policy

Holders of our Common Stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of our common stock.

We have not paid any dividends since its inception, and it is not likely that any dividends on its Common Stock will be declared in the foreseeable future. Any dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, our operating and financial condition and our capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date hereof, there are no awards granted under any option or other incentive plan.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the results of operations of Changda International Holdings Inc. and it subsidiaries (the "Company") and should be read in conjunction with our financial statements and related notes contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Annual Report on Form 10-K could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Reverse Acquisition

On February 13, 2009, we completed a “reverse acquisition” transaction, in which we entered into the Exchange Agreement with Changda International.  Pursuant to the Exchange Agreement, the shareholders of Changda International transferred all of the issued and outstanding shares of common stock of Changda International to us in exchange for 15,909,988 newly issued shares and 1,956,667 existing shares of our common stock.  Upon closing of the Exchange Agreement, Changda International became our wholly-owned subsidiary, with Changda International’s former shareholders acquiring a majority of the outstanding shares of our common stock. The acquisition of Changda International was accounted for as a “reverse acquisition,” since the shareholders of Changda International own a majority of the outstanding shares of our common stock immediately following the closing of the Exchange Agreement.  Changda International was deemed to be the accounting acquirer upon closing of the Exchange Agreement and, consequently, the assets and liabilities and the historical operations that is reflected in the financial statements are those of Changda International.

Overview of the Business

 We are engaged in developing, manufacturing and selling chemical products and microbial organic and inorganic compound fertilizers in the People’s Republic of China, or PRC, and have developed more than 10 product lines sold under the “CHANGDA” and “FENGTAI WOSIDA” brands. We manufacture our proprietary product lines, which are then marketed and sold to distributors, which distributors in turn sell our products to farmers. In addition to our manufacturing and sales and marketing efforts, we conduct research and development to further improve existing products and to develop new formulae and products.

In accordance with ASC Topic 280, Segment Reporting and based on the nature of revenue, we are organized into two business segments, consisting of (i) fertilizer products and (ii) chemical products, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

Fertilizer Products

Our organic and inorganic fertilizer products are classified into the following categories:

•
Complex fertilizers are a kind of fertilizer in which the final product contains two or three of the primary nutrients, namely nitrogen, phosphorus and potassium and is made by a process involving only chemical reaction between the raw materials and intermediates used.

•
Compound fertilizer products are produced by initiating chemical reactions between the three key nutrients, namely  nitrogen, phosphorous and potassium, during the production process; each granule contains a combination of these nutrients so as to provide balanced distribution capabilities.  Our principal compound fertilizers are sulfur-based compound fertilizer, ammoniated sulfur-based compound fertilizer and chloric-based compound fertilizer. Our microbial organic-inorganic compound fertilizer is a new type of fertilizer. In general, it helps plants to secure nitrogen from the air and to dissolve useful minerals such as phosphorus and potassium from soil thus facilitating absorption of these useful minerals by plants and enhancing their stress resistance. The organic and inorganic elements enhance soil fertility and crop yield respectively.

•
Slow-release compound fertilizer products allow the fertilizer nutrients to be released progressively, enabling plants to absorb most of the nutrients and enhance yield rate. Slow-release compound fertilizers are also more convenient, as they require less frequent applications. We have modified and developed controlled-release (which is a subset of slow-release) fertilizers.

Our fertilizers, which had the highest sales volumes for the fiscal year ended December 31, 2009, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Fertilizer Products
1	Changda	14,436,530	23%
2	Fengtai Wosida	48,681,230	77%

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and  fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  During the fiscal year ended December 31, 2009, approximately 85% of our annual fertilizer sales volume occurred in the first, second and fourth  fiscal quarters.

Chemical Products

Products

Our principal chemical products are snow melting agents and various other industrial chemicals.  Snow melting agents are de-icing salt, consisting of a combination of sodium chloride, calcium chloride, magnesium chloride and additives in varying levels for different customer segments and uses. The products are a white, odorless and soluble solid compound and are used primarily to de-ice airports, roads and golf courses in the winter seasons, spread by winter service vehicles.

Our industrial chemical products range includes thiophene, calcium chloride and magnesium chloride. Thiophene is a colorless and transparent liquid which is primarily used in the pharmaceutical raw materials industry as a medicine chemical auxiliary, and for the synthesisation of anti-bacterial fungus. Calcium chloride and magnesium chloride are used for dust control on roads and also as essential product inputs for a wide range of industrial usage such as in cement production.

Our chemical products, which had the highest sales volumes for the fiscal year ended December 31, 2009, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Deicing Salt	3,726,255	37%
2	CaCl	2,805,377	28%
3	Chloride	1,122,263	11%
4	Salt	1,077,728	11%

Recent Developments

On February 3, 2010, we entered into a securities purchase agreement, the Agreement with accredited investors, or Investors,  pursuant to which the Investors purchased promissory notes for an aggregate purchase price of $900,000, the Notes.  The Notes bear interest at 20% and mature nine months from the date of issuance.  In connection with the Agreement, the Investors collectively received warrants to purchase an aggregate of 495,000 shares of common stock, each a Warrant and collectively, the Warrants.  Each Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $2.25 per share.  The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement within one year from date of closing.  In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. In connection with the offering, we paid Equity Source Partners, a FINRA registered broker-dealer, a cash commission of $70,000. The securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.   The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Results of Operations

The following table shows our operating results for the years ended December 31, 2009 and 2008.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 & 2008
( Presented in $'000 except share data)

	2009	2008

INCOME
Operating revenues
Chemical	9,955	8,101
Fertilizer	63,118	72,857
Total	73,073	80,958

COST OF SALES
Cost of sales
Chemical	7,165	5,538
Fertilizer	53,072	62,369
Total	60,237	67,907

GROSS PROFIT
Chemical	2,790	2,563
Fertilizer	10,046	10,488
Total	12,836	13,051

OPERATING EXPENSES
Administrative expenses	6,543	6,122
Financial costs	327	433
Other expenses (income)	(164)	(80)
Taxation	1,473	931
Total Operating Expenses	8,179	7,406

NET INCOME	4,657	5,645

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	14	1,025

TOTAL COMPRHENSIVE INCOME	4,671	6,670

EARNINGS PER COMMON STOCK ($)
Basic	0.2481	0.3160
Diluted	0.2459	0.3160

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	18,769,801	17,866,655
Diluted	18,941,192	17,866,655

Operating Revenues

     Revenues for the year ended December 31, 2009 of approximately $73,073,000 compared to the net sales of approximately $80,958,000 for the year ended December 31, 2008 represents a decrease of approximately $7,885,000 or 9.74%. Chemical sales volume for the year ended December 31, 2009 was approximately 92,683 tonnes compared to the sales volume of approximately 65,150 tonnes for the year ended December 31, 2008, representing an increase of approximately 27,533 tonnes .  The increase in the volume of sales of chemical products resulted in an increase of sales revenue, net of the effect of reduced sales price of certain products, of approximately $1,854,000 or 22.89%.  Fertilizer sales volume for the year ended December 31, 2009 was approximately 198,719 tonnes  compared to the sales volume of approximately 189,414, tones for the year ended December 31, 2008, representing an increase of  approximately 9,305 tonnes.  Despite the increase in sales volume,   sales revenue decreased primarily due to the decrease in sales price by 13%.  The company decided to pass on the savings in raw material cost to the customers and consider this an important step towards maintaining a stronger market presence and preventing competitors in other regions from encroaching onto the sales territory of the company.

Cost of Sales

Cost of sales for the year ended December 31, 2009 was approximately $60,237,000 or 82.4% of net sales.  Cost of sales for the year ended  December 31, 2008 was approximately $67,907,000 or 83.9% of net sales.  The overall decrease in cost of sales resulted mainly from the decreasing production cost caused by lower raw material price for fertilizer products.

Gross Profit

Total gross profit for the year ended December 31, 2009 was approximately $12,836,000 or 17.6% of net sales compared to approximately $13,051,000 or 16.1% of net sales for the year ended December 31, 2008. The overall increase in gross profit was mostly due to the decrease of production cost stemming from lower raw material price for fertilizer products.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $6,543,000, or 8.95% of net sales for the year ended December 31, 2009 as compared to approximately $6,122,000 or 7.56 % of net sales for the year ended December 31, 2008.   The increase was primarily due to the write off in 2009 of the expenditures amounting to approximately $459,000  related to the initial plan of the company to list on the AIM Market, which was  subsequently abandoned and replaced  on February 13, 2009 by the reverse acquisition of the company into an over the counter (OTC) Bulletin Board listed company.  The increase resulted also from the augmented cost of becoming a publicly listed company, such as consulting fees, directors’ fees, legal fees, audit fees and related issuance of stocks and warrants as fees.

Income Taxes

The PRC Subsidiaries having been wholly owned foreign subsidiaries of CIHI are subject to effective tax rates of 24% for the years ended December 31, 2009 and 2008 as a result of tax grants by the local government of economic development. The income tax paid was approximately $1,473,000 for the year ended  December 31, 2009 and approximately $931,000 for same period in 2008 .

Net Income

Our net income was approximately $4,657,000 for the year ended December 31, 2009 and approximately $5,645,000 for the year ended December 31, 2008. The decrease in net income was largely due to the increase in operating expenses and income taxes. Net income as a percentage of total net sales approximated 6.37% and 6.97% for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2009 and 2008 amounted to approximately $914,000 and $1,889,000, respectively.  The decrease of approximately $975,000 was primarily due to the increase in prepayments pertinent to the purchase of  raw materials.  The price of the key raw materials in the manufacture  of fertilizers, namely urea and potassium,  had started to recover in 2009 but the markets have since become more volatile.  Management decided that, in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers in December 2009 and entered into agreements with said suppliers at contracted  prices with prepayment deposit for substantial delivery of the materials during the first quarter of 2010.  This will enable the company to maintain its gross profit ratio despite the likelihood of an increase in the price of raw materials.

Investment Activities

Net cash used for investment activities for the years ended December 31, 2009 and 2008 amounted to approximately $223,000 and $3,236,000, respectively.  The decrease of approximately $3,013,000  was mainly due to the decrease in acquisition of fixed and intangible assets.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2009 and 2008 amounted to approximately $1,007,000 and $544,000, respectively.  The represents an increase of approximately $463,000  which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to rebuild our second chemical plant. We have already invested a total of $4,000,000 into our Heze plant. However, an additional $19,700,000 for construction is expected to be incurred and $11,500,000 will be needed for the normal operation of the business for the first 12 months of operation after completion of the plant.

            To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as research and development activities, including advancing our current product development activities and construction of the Heze Plant. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We may also seek to obtain financing through private placement or a public offering, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2010, although current economic and market conditions will make it challenging for us to do so.

We cannot be certain that we will be able to obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Contractual Obligations and Off-Balance Sheet Arrangements

 Contractual Obligations

 We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2009 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Operating Lease	$363	$68	$73	$10	$212
			-	-	-
Total Contractual Obligations:	$363	$68	$73	$10	$212

Off-balance Sheet Arrangements

 We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the year ended December 31, 2009, we had unrealized foreign currency translation gain of approximately $14,000 because of the change in the exchange rate.

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

Impairment test of assets

The Company determines whether an asset is impaired at least on annual basis or where an indication of impairment exists.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. This requires an estimation of the expected future cash flows from the assets.

Allowance of bad and doubtful debts

The provisioning policy for bad and doubtful debts of the Company is based on the evaluation of collectability and ageing analysis of the accounts receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each debtor.  If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance will be required.

Allowance for inventories

The management reviews an ageing analysis of inventories at each balance sheet date, and make allowance for obsolete and slow-moving inventory items identified that are no longer recoverable or suitable for use in production. The management estimates the net realizable value for finished goods and work-in-progress based primarily on the latest invoice prices and current market conditions. The Company carries out an inventory review on a product-by-product basis at each balance sheet date and makes allowances for obsolete items.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective 1 July 2009, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this Statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the consolidated financial statements and accounting policies.

    In June 2009, the FASB issued the following new accounting standards:

-
ASC Topic 860 (previously SFAS No. 166), “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“ASC Topic 860”). ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity “(QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with ASC Topic 810.

-
ASC Topic 810 (previously SFAS No. 167), “Amendments to FASB Interpretation No. 46(R)” (“ASC Topic 810”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

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

ASC Topic 860 and ASC Topic 810 will be effective for periods beginning after November 15, 2009 and ASC Topic 820 will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

On January 21, 2010, the FASB issued ASU 2010-06, amending ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 amends Codification Subtopic 820-10 as follows:

-	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
-	A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

ASU 2010-06 also clarifies the requirements of the following existing disclosures:

-
 For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

-	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal yeas beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt this standard and is evaluating the impact that this standard will have on the consolidated financial statements.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                  Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 17, 2009, we dismissed Moore & Associates, Chartered, or Moore & Associates, as our independent registered public accounting firm, effective immediately.  The decision to change accountants was recommended and approved by the Board of Directors on February 17, 2009.

The report of Moore & Associates on the financial statements for the two fiscal years ended June 30, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principal.  There were no disagreements with Moore & Associates during the two most recent fiscal years and subsequent interim period through February 17, 2009.

On March 12, 2009, Moore & Associates furnish a letter addressed to the Commission stating whether or not Moore & Associates agrees with the statements noted above and is incorporated by reference herein as Exhibit 16.1.

On January 22, 2009, we engaged Mazars LLP, Certified Public Accountants, as our independent registered public accounting firm.

On December 3, 2009, our Board of Directors approved the dismissal of Mazars LLP, or Mazars UK, as our independent auditors.

Since Mazars UK did not issue a report on our financial statements for the fiscal years ended December 31, 2008 and 2007 or any other relevant period, no report of Mazars UK on our financial statements contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

From the date of Mazars UK’s engagement, January 22, 2009,  through December 3, 2009: (i) there have been no disagreements with Mazars UK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars UK, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) Mazars UK did not advise us of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1) of Regulation S-K.

On December 3, 2009, Mazars UK furnish a letter addressed to the Commission stating whether or not Mazars agrees with the statements noted above and is incorporated by reference herein as Exhibit 16.2.

 On December 3, 2009, our Board of Directors ratified and approved our engagement of Mazars CPA Limited, or Mazars HK, as our independent auditors.

During the years ended December 31, 2008 and 2007 and through December 3, 2009, neither the Company nor anyone on its behalf consulted Mazars HK regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

Item 9A(T).         Controls and Procedures.

Evaluation of disclosure controls and procedures.   We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Management’s Annual Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

 Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

 Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting for the quarterly period ended December 31, 2009 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.               Other Information.

None.

PART III

Item 10.                Directors , Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.  Each member of the Board of Directors serves for a term of one year, or until his or her successor has been duly elected and has been qualified. Each of our officers serve until they are replaced by the Board of Directors.

Name	Age	Position
QingRan Zhu	48	Chief Executive Officer and Director
Leodegario Quinto Camacho	57	Chief Financial Officer
Jan Pannemann	36	Executive Vice President
HuaRan Zhu	55	Director
Carsten Aschoff	39	Director
David Cohen	68	Director
Craig Marshak	50	Director

Qing Ran Zhu , Chief Executive Officer and Executive Director (age 48)

Mr. Zhu has been our Chief Executive Officer and Director since February 2009.  Mr. Zhu has over 20 years of experience working in the sales and marketing of feed products in the PRC agricultural industry. Before co-founding Changda Fertilizer and Changda Chemical, Mr. Zhu was the Vice General Manager of Weifang Legang Food Company and obtained extensive knowledge about food production, and consequently food and health regulations in the domestic market. Mr. Zhu graduated from Weifang Vocational College with where he majored  in Economics Administration.

Leodegario Quinto Camacho, Chief Financial Officer (age 57)

Mr. Camacho has been our Chief Financial Officer since February 2009. Since 1991, Mr. Camacho has been a CPA at Camacho & Camacho LLP.  Mr. Camacho has over 34 years of experience as a financial controller in both public and private companies in various industries such as manufacturing, insurance, and garment export and import in the United States and the Philippines. Mr. Camacho was instrumental in the creation of a strong accounting and finance department for a Swiss trading firm with a strong presence in Hong Kong. As a professional Certified Public Accountant for 34 years, he is a member of the American Institute of Certified Public Accountants, New Jersey Society of Certified Public Accountants and Association of Filipino-American Accountants.

Hua Ran Zhu , Director (age 55)

Mr. Zhu has been a director of the Company since February 2009. Mr. Zhu has over 20 years of experience working in the chemical industry. Before co-founding Changda Fertilizer and Changda Chemical, Mr. Zhu was in charge of the production workshop and machinery safety department in Shandong Haihua Group, thereby building years of expertise and experience in the production and safety of chemical products. Mr. Zhu graduated from the University of Shandong Government Official Distance-Learning.

Jan Pannemann , Executive Vice President (age 36)

Mr. Pannemann has been our Vice President since March 2009.  From February 2009 until October 2009, Mr. Pannemann was our president and a director.   Mr. Pannemann has six years of experience as a project manager and independent business advisor in the City of London. Mr. Pannemann is also a co-founder of Qingdao China Partners Investment Advisory, a PRC centric strategic management advisory company, which was successfully merged in 2007 with now PLUS Markets quoted Geo Genesis Group Ltd. Mr Pannemann currently lives and works in the PRC.

Carsten Aschoff , Director (age 39)

Mr. Aschoff has been a director since February 2009.  Since March 2010, Mr. Aschoff has been a director of Aschoff Solar GmbH.   From  2006 until March 2010, Mr. Aschoff has been the director of Siger Trading Ltd, a U.K. company and Siger Technologies GmbH, two companies active in the production and trading of components for renewable energy systems. From July 2005 to March 2006, Since July 2005, Mr.Aschoff has been involved in freelance consulting work in the PRC, primarily involving renewable energy and environmental technologies mainly supported by the German DEG (German Investment and Development Company), as private-public-partnership projects. Between 2002 and June 2005, Mr. Aschoff was the general manager for Shandong Linuo Paradigma Co. Ltd. in Jinan, China where he was responsible for business development, production and distribution of solar thermal systems. From 1998 to 2003, Mr. Aschoff was the lecturer at the University of Applied Science HFT in Stuttgart, Faculty of Architecture – “technical development” and “sustainable building”. Between 1996 and 2001, Mr. Aschoff was working in the product management in Paradigma Energie-und Umwelttechnik GmbH & Co. KG, Karlsbad, Germany.

David Cohen , Director (age 68)

Mr. Cohen has been a director of the Company since October 2009.  Since January 2010, Mr. Cohen has been of counsel at Sichenzia Ross Friedman Ference LLP.  From 2005 to 2010,  Mr. Cohen was a sole practitioner specializing in bankruptcy, reorganization, litigation and transportation matters.  From 1999 to 2005, Mr. Cohen managed the bankruptcy practice at Herzfeld & Rubin, P.C.  From 1992 to 1999, Mr. Cohen was managing partner at Cohen & Lippman, LLP. From 2001 to 2004, Mr. Cohen has served as an independent Director of Laidlaw Global Corporation, a Financial Holding company. In that function, he served as an independent Director and Member of the Audit Committee and the Compensation Committee. Mr. Cohen has served in the United States military in a communication unit based in Germany and was a Senior Executive for an Aviation company headquartered in Vienna, Austria with worldwide charter operations.  Mr. Cohen is a Graduate of New York Law School.

 Craig Marshak , Director (age 50)

Mr. Marshak has been a director of the Company since October 2009.  Since 2007, Mr. Marshak has been head of investment banking and a partner in Trafalgar Capital Advisors, registered in Luxembourg. Mr. Marshak was active in Israel related Venture Capital having served on the Board of Directors of Arbel Capital, a Technology Investment Bank headquartered in Tel Aviv, where he served as head of International Investment Banking.  During this time, Mr. Marshak acted as Senior Advisor to ARM Corporate Finance, a London headquartered investment banking firm now part of Religare Hitchens Harrison.From February 1998 to January 2001, Mr. Marshak served as Co-Head of the Nomura Technology and Growth Capital Principal Investment Fund and Corporate Finance group.  Mr. Marshak graduated with a bachelors degree, summa cum laude, in Economics and Political Science from Duke University, Durham, North Carolina, and during that time received a one year Roger Alan Opel Scholarship to attend the London School of Economics. He also received a J.D. degree from the Harvard Law School.

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Some of our directors have served in our operating entities, Changda Fertilizer and Changda Chemical, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has had three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of David Cohen, Craig Marshak and Carsten Aschoff, with Mr. Marshak as chairman. The compensation committee is comprised of David Cohen, Craig Marshak and Carsten Aschoff, with Mr. Cohen as chairman. The nomination committee is comprised of David Cohen, Craig Marshak and Carsten Aschoff, with Mr. Aschoff as chairman.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of three independent directors: David Cohen, Craig Marshak and Carsten Aschoff. Our board of directors has determined, based on information furnished by Mr. Marshak and other available information, that he meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. On September 30, 2009, Craig Marshak was appointed to serve as chairman of the audit committee, and to serve as our audit committee financial expert.

The responsibilities of our audit committee will include:

•
assist the Board of Directors in fulfilling its responsibilities by reviewing (i) the financial reports provided by the Company to the Securities and Exchange Commission, the Corporation's stockholders or to the general public, and (ii) the Corporation's internal financial and accounting controls,

•	oversee the appointment, compensation, retention and oversight of the work performed by any independent public accountants engaged by the Corporation

•	recommend, establish and monitor procedures designed to improve the quality and reliability of the disclosure of the Corporation's financial condition and results of operations
•
recommend, establish and monitor procedures designed to facilitate (i) the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and (ii) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters,

•	engage advisors as necessary, and
•	determine the funding from the Corporation that is necessary or appropriate to carry out the Committee's duties.

Compensation Committee

Our compensation committee consists of three independent directors: David Cohen, Craig Marshak and Carsten Aschoff. On October 8, 2009, David Cohen was appointed to serve as chairman of the compensation committee. Our compensation committee will provide assistance to the Board of Directors in discharging the Board of Directors' responsibilities relating to management organization, performance, compensation and succession.

Nominating Committee

Our nominating committee consists of three independent directors: David Cohen, Craig Marshak and Carsten Aschoff. On October 8, 2009, Carsten Aschoff was appointed to serve as chairman of the nominating committee.  The nomination committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.

Code of Ethics

 We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 10th Floor Chenhong Building, No. 301East Dong Feng Street, Weifang, Peoples Republic of China.

Director Independence

Three of our directors, Craig Marshak, David Cohen and Carsten Aschoff, are independent directors, using the Nasdaq definition of independence.  These three directors comprise the audit, compensation and nominating committee.

Board Leadership Structure and Role in Risk Oversight

Qingran Zhu is our chairman and chief executive officer. We have three independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

•	The Nominating Committee oversees risks related to the company’s governance structure and processes.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

Compliance With Section 16(a) Of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2009, all of our officers, directors and 10% shareholders were late in the filing of their Form 3s.

Item 11.                Executive Compensation.

 Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2009 and 2008 by the Chief Executive Officer, Chief Financial Officer and each of our other two highest paid executives whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2009 and 2008 (if any).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Qingran Zhu Chief Executive Officer	2009 2008	$129,000(1) $34,473	$29,000 --	-- --	-- --	-- --	-- --	$1,000 --	$159,000 $34,473
HuaRan Zhu General Manager and Director	2009 2008	$104,000(1) $10,916	$12,000 --	-- --	-- --	-- --	-- --	$1,000 --	$117,000 $10,916

(1)	Mssrs. Zhu have accrued their respective salaries owed pursuant to the terms of their respective employment agreements for 2009.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of our executive officers outstanding as of December 31, 2009.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

On December 8, 2008, our wholly-owned subsidiary, Weifang Changda Fertilizer Co., Ltd., entered into a three-year employment contract with QingRan Zhu, our Chairman and Chief Executive Officer. Pursuant to the Agreement, Mr. Zhu will act as general manager of the Company with a base salary of $120,000 per annum. On the three year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Mr. Zhu is also entitled to receive an annual bonus at the discretion of Weifang based on its performance.  The Company may terminate Mr. Zhu with or without cause at its sole discretion.  Upon termination of Mr. Zhu’s employment not for cause, he shall be entitled to 50% of his average monthly regular salary for the preceding twelve months from the date of termination for an additional twelve months.  During the term of his employment and for a period of two years thereafter, Mr. Zhu will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On December 8, 2008, our wholly-owned subsidiary, Weifang Changda Chemical Co., Ltd., entered into a three-year employment contract with HuaRan Zhu, our Director. Pursuant to the Agreement, Mr. Zhu will act as general manager of the Company with a base salary of $100,000 per annum. On the three year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Mr. Zhu is also entitled to receive an annual bonus at the discretion of Weifang based on its performance.  The Company may terminate Mr. Zhu with or without cause at its sole discretion.  Upon termination of Mr. Zhu’s employment not for cause, he shall be entitled to 50% of his average monthly regular salary for the preceding twelve months from the date of termination for an additional twelve months.  During the term of his employment and for a period of two years thereafter, Mr. Zhu will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

DIRECTOR COMPENSATION

Other than as set forth below, none of our directors received compensation for the fiscal year ended December 31, 2009:

In connection with his appointment as a director, Mr. Aschoff was granted a warrant to purchase 6,667 shares of the Company’s common stock with an exercise price of $4.80 per share.

In connection with his appointment as a director, Mr. Marshak will be paid an annual fee of $12,000, payable in monthly installments and was granted 25,000 shares of common stock.

In connection with his appointment as a director, Mr. Cohen paid an annual fee of $12,000, payable in monthly installments and was granted 9,000 shares of common stock and a two-year warrants to purchase 3,000 shares of common stock with an exercise price of $4.50 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 5, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of   the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (2)
Executive Officers and Directors

Qingran Zhu (5)(6) Chief Executive Officer and Director	0	*
Leodegario Quinto Camacho Chief Financial Officer	10,000	*
Huaran Zhu (3)(7) Director	2,144,000	11.3%
Jan Pannemann(5) Vice President	7,378,658	38.9%
Carsten Aschoff (8) Director Lindenstr. 10 D-91580 Petersaurach Germany	6,667	*
David Cohen (9) Director	12,000	*
Craig Marshak Director	25,000	*

All Directors and Executive Officers as a Group (7 Persons)	9,576,325	50.5%

5% Stockholder
	Hudson International Limited (3) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	2,144,000	11.3%
	Exceed International Limited (4) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	3,877,334	20.45%
	AllHomely International Limited (5)(6) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	7,378,658	38.9%

*  less than 1%.

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Changda International Holdings, Inc., 10th Floor Chenhong Building, No. 301 East Dong Feng Street, Weifang, Shandong, People’s Republic of China 261041.

(2)
In determining beneficial ownership of our Common Stock as of a given date, the number of shares shown includes shares of Common Stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Stock owned by a person or entity on December 30, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 5, 2010, which was 18,964,025, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of any warrants, options and conversion of any convertible securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)
Hudson International Limited (“Hudson”) is owned by our director, Huaran Zhu, and Wen Jun Wang, who own 79% and 21% of the interest in Hudson, respectively.  Huaran Zhu is the sole officer and director of Hudson. Huaran Zhu, the majority shareholder of Hudson, has voting and dispositive control over the shares of Common Stock owned by Hudson.

(4)
Fen Ran Zhu, the sister of Qingran and Huaran Zhu, owns 42% of Exceed International Limited (“Exceed”). Gang Zhang and Tao Wang own 31% and 27% of Exceed International Limited, respectively. Ms. Zhu is the sole officer and director of Exceed.  Ms. Zhu, Ms. Zhang, and Ms. Wang are deemed to beneficially own the shares of Common Stock held by Exceed in proportion to their interest in Exceed.

(5)
AllHomely International Limited (“AllHomely”) is owned by our chief executive officer Qingran Zhu and our executive vice president Jan Pannemann. Mr. Zhu and Mr. Pannemann are the sole officers and directors of AllHomely and own 23% and 77% of the interest in AllHomely, respectively.  Mr. Pannemann, the majority shareholder of AllHomely, has voting and dispositive control over the shares of Common Stock owned by AllHomely.

(6)
Qingran Zhu, our Chief Executive Officer and director, is an officer and director of AllHomely, but does not hold voting or dispositive control over the Common Stock owned by AllHomely.  Accordingly, Mr. Zhu disclaims beneficial ownership of these shares.

(7)
Huaran Zhu, a director, holds 79% of the interest in Hudson and has voting and dispositive control over the shares of Common Stock held by Hudson.  Accordingly, Mr. Zhu’s total ownership includes all of the shares of Common Stock held by Hudson.  Huaran Zhu is the sole officer and director of Hudson.

(8)	Represents a two-year warrant to purchase up to 6,667 shares of Common Stock at $4.80 per share received by Mr. Aschoff as partial payment for his services as a director.

(9)
Represents (i) 9,000 shares of common stock and (ii) a warrant to purchase 3,000 shares of common stock with an exercise price of $4.50 per share received by Mr. Cohen as partial payment for his services as a director.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

On September 18, 2009, Shangdong Fengtai Fertilizer Co., Ltd. entered into a loan contract with Agricultural Bank of China, Shouguang Branch, for a loan in the amount of RMB 4,500,000. The loan is due and payable on September 17, 2010. The interest rate should be 30% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 6.903%. Interests should be paid monthly. The loan is secured by the real property of Weifang Changda Chemicals Co., Ltd.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of RMB 10,000,000. The loan is due and payable on the maturity date of September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of RMB 5,000,000. The loan is due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate 6.372%. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use.

On January 12, 2009, Huaran Zhu entered into a personal Loan Contract with Shandong Shouguang Rural Cooperative Bank for a loan in the amount of RMB 1,400,000. The loan is subject to a monthly interest rate of 40% more than the Benchmark Interest Rate. The interest is due and payable on the 20th of each month and the principal on the maturity date of January 5, 2010. The loan is guaranteed by Fenran Zhu and Xueran Zhu through a separate Guarantee Contract, effective January 12, 2009, pursuant to which Fenran Zhu and Xueran Zhu are jointly and severally liable for the loan. The loan is also secured by a mortgage of a real property owned by Weifang Xinli Architectural Decoration Co., Ltd.  This loan was repaid in full on January 5, 2010.

On June 4, 2008, Changda Fertilizer entered into a loan agreement with Qingran Zhu, our chief executive officer, for an unsecured loan in the amount of RMB 6,883,000. The loan is not subject to any interest. The loan is due and payable on June 4, 2010.

On February 18, 2008, Changda Fertilizer entered into a Purchase Agreement with Changle Hengrui Trading Co., Ltd., or Changle. Pursuant to this agreement, Changda Fertilizer purchased from Changle 200 tonnes of slow-released urea at the price of RMB 2,860 per ton and 100 tonnes of light-burnt magnesium powder at the price of RMB 500 per ton, totaling RMB 622,000. Lijiang Wang, Tao Wang and Cairan Zhu owned 40%, 30% and 30% of the outstanding capital stock of Changle, respectively.  Lijiang Wang and Tao Wang are our employees.  Cairan Zhu is related to QingRan Zhu and HuaRan Zhu, our chief executive officer and director, respectively.

On June 10, 2008, Changda Chemicals entered into an agreement with Huaran Zhu for an unsecured loan in the amount of RMB 10,258,000. The loan is not subject to any interest.  Huaran Zhu is a director of the Company.  In 2009, the Company repaid RMB 5,520,000 to Mr. Zhu.

Item 14.                Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $305,000 and $293,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $4,000 and $0  in fees from its registered independent public accounting firms for audit-related services during the years ended December 31, 2009 and 2008, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended December 31, 2009 and 2008 respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended December 31, 2009 and 2008, respectively.

PART IV

Item 15.                Exhibits

2.1	Share Purchase Agreement between John Spencer, Derrick Waldman, Louis Waldman and Allhomely International, Limited2
2.2	Share Exchange Agreement, dated February 13, 2009, between Company and Changda International Limited3
3.1	Articles of Incorporation1
3.2	Bylaws1
4.1	Warrant, dated October 8, 2009 issued to David Cohen
4.2	Warrant, dated September 28, 2009 issued to Carsten Aschoff
4.3	Warrant, dated January 2, 2009, issued to Geo Genesis Group, Ltd. 6
10.1	Affiliate Stock Purchase Agreement between Darryl Mills and Allhomely International, Limited. 2
10.2	Employment Agreement, dated December 8, 2008, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu7
10.3	Employment Agreement, dated December 8, 2008, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu 7
10.4	Distribution Agreement, dated December 28, 2007, by and between Changda Fertilizer and China Post Logistics (Shangdong) Co., Ltd.
10.5	Sales Agency Agreement, dated December 21, 2009, by and between Changda Fertilizer and China Post (Shandong), Weifang Branch.
10.6	Sales Agency Agreement, dated December 21, 2009, by and between Changda Fertilizer and China Post (Shandong), Dongying Branch.
10.7	Loan Contract, dated September 18, 2009, by and between Shandong Fengtai Fertilizer and Agricultural Bank of China, Shouguang Branch.
10.8	Credit Facility Agreement, dated September 3, 2009, by and between Changda Fertilizer and China Merchants Bank, Weifang Branch
10.9	Loan Contract, dated January 12, 2009, by and between Huaran Zhu and Shandong Shouguang Rural Cooperative Bank.
10.10	Loan Agreement, dated June 10, 2008, by and between Changda Fertilizer and QingRan Zhu
10.11	Loan Agreement, dated June 4, 2008, by and between Changda Chemicals and Huaran Zhu
10.12	Consulting and Advisory Agreement, dated January 2, 2009, between Changda International Ltd. And Geo Genesis Group, Ltd. 6
16.1	Letter from Moore & Associates, Chartered to the Securities and Exchange Commission Dated on March 12, 20094
16.2	Letter from Mazars LLP, dated December 3, 20095
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 which was filed with the Commission on November 6, 2007 and incorporated herein by reference.
2	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 20, 2009 and incorporated herein by reference.
3	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 20, 2009 and incorporated herein by reference.
4	Filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on March 23, 2009 and incorporated herein by reference.
5	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 10, 2009 and incorporated herein by reference.
6	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 8, 2009 and incorporated herein by reference.
7	Filed as an exhibit to the Company’s Registration Statement on Form S-1 which was filed with the Commission on December 31, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2010
CHANGDA INTERNATIONAL HOLDINGS, INC.

By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Qingran Zhu	Chief Executive Officer and Director (principal executive officer)	March 31, 2010
Qingran Zhu

/s/ Leodegario Quinto Camacho	Chief Financial Officer (principal financial and accounting officer)	March 31, 2010
Leodegario Quinto Camacho

/s/ Jan Pannemann	Executive Vice President	March 31, 2010
Jan Pannemann

/s/ HuaRan Zhu	Director	March 31, 2010
HuaRan Zhu

	Director	March __, 2010
Craig Marshak

/s/ Carsten Aschoff	Director	March 31, 2010
Carsten Aschoff

/s/ David Cohen	Director	March 31, 2010
David Cohen

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of
Changda International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Changda International Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 31, 2010

Changda International Holdings, Inc.

Consolidated Balance Sheets
As of December 31, 2009 and 2008

		As of December 31,
		2009	2008
	Note	US$’000	US$’000
ASSETS

Current assets
Cash and cash equivalents		2,275	575
Trade and other receivables, net	7	17,052	9,098
Inventories	8	3,033	4,158
Prepaid lease payments, net	9	37	37
Government grant receivables in respect of tax	5	2,720	2,713

Total current assets		25,117	16,581

Intangible assets		4	4
Property, plant and equipment, net	10	15,372	16,809
Prepaid lease payments, net	9	1,687	1,720

Total assets		42,180	35,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables	11	3,908	3,147
Other short-term borrowings		1,833	1,629
Short-term interest-bearing borrowings	12	6,172	1,940
Income tax payables		3,172	2,975

Total current liabilities		15,085	9,691

Deferred government grants	13	793	809
Long-term interest-bearing borrowings	12	-	2,408
Shareholders’ loan		-	1,004

Total liabilities		15,878	13,912

Commitments and contingencies	17	-	-

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 18,964,025 shares issued and outstanding as of December 31, 2009 and 53,599,965 shares issued and outstanding as of December 31, 2008	16	19	54
Additional paid-in capital		5,465	5,001
Statutory reserves	14	2,637	2,264
Accumulated other comprehensive income		1,324	1,310
Accumulated profits		16,857	12,573

Total stockholders’ equity		26,302	21,202

Total liabilities and stockholders’ equity		42,180	35,114

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended December 31, 2009 and 2008

		Years ended December 31,
		2009	2008
	Note	US$’000	US$’000

Operating revenues		73,073	80,958

Cost of sales		(60,237)	(67,907)

Gross profit		12,836	13,051

Operating expenses
Depreciation of property, plant and equipment		(269)	(250)
Amortization of intangible assets		(1)	-
Amortization of prepaid lease expenses		(37)	(33)
Selling, general and administrative expenses		(6,236)	(5,839)

Operating income		6,293	6,929

Subsidies received		15	23
Reversal of provision of doubtful debts		76	-
Other income		73	57
Interest income		3	16
Interest expenses		(330)	(449)

Income before income taxes		6,130	6,576

Income taxes	5	(1,473)	(931)

Net income		4,657	5,645

Other comprehensive income
Foreign currency translation adjustment		14	1,025

Total comprehensive income		4,671	6,670

Earnings per common stock ($)	6
Basic		0.2481	0.3160

Diluted		0.2459	0.3160

Weighted average number of common stocks	6
Basic		18,769,801	17,866,655

Diluted		18,941,192	17,866,655

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Stockholders Equity
For the years ended December 31, 2009 and 2008

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Accumulated other comprehensive income	Accumulated profits	Total stockholders' equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2008	53,599,965	54	5,001	1,323	285	7,869	14,532

Net income	-	-	-	-	-	5,645	5,645
Transfer to statutory reserves	-	-	-	941	-	(941)	-
Foreign currency translation adjustment	-	-	-	-	1,025	-	1,025
Balance as of December 31, 2008	53,599,965	54	5,001	2,264	1,310	12,573	21,202

Recapitalization upon reverse acquisition	2,929,999	3	(3)	-	-	-	-
Issuance of stock for consultancy services	60,000	-	87	-	-	-	87
Issuance of stock for employees	79,200	-	95	-	-	-	95
Issuance of stock for directors	34,000	-	76	-	-	-	76
Stock based compensation	-	-	171	-	-	-	171
Reverse stock split (Note)	(37,739,139)	(38)	38	-	-	-	-
Net income	-	-	-	-	-	4,657	4,657
Transfer to statutory reserves	-	-	-	373	-	(373)	-
Foreign currency translation adjustment	-	-	-	-	14	-	14

Balance as of December 31, 2009	18,964,025	19	5,465	2,637	1,324	16,857	26,302

Note:
On September 30, 2009, the board of directors approved a one-for-three reverse stock split of the common stock of the Company without changing its par value, which has become effective since October 14, 2009. The difference in value of common stock issued without changing the par value as a result of the reverse stock split of US$38,000 has been credited to additional paid-in capital.

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	Years ended December 31,
	2009	2008
	US$’000	US$’000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	4,657	5,645
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,699	1,568
Amortization of prepaid lease payments	37	33
Exchange differences	(38)	72
Government grants recognized	(18)	(17)
(Reversal of) Provision for doubtful debts	(76)	75
Provision for obsolete inventories	98	-
Loss (gain) on disposal of property, plant and equipment	2	(1)
Issuance of stock for consultancy services	87	-
Issuance of stock for employees	95	-
Issuance of stock for directors	76	-
Stock based compensation	171	-
Changes in operating assets and liabilities:
Inventories	1,037	(2,454)
Government grant receivable in respect of taxation	-	(702)
Trade and other receivable, net	(7,856)	(3,419)
Trade and other payables	753	125
Income tax payable	190	964

Net cash provided by operating activities	914	1,889

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(224)	(3,279)
Proceeds from disposal of property, plant and equipment	1	43

Net cash used in investing activities	(223)	(3,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	-	(35)
New bank and other loans issued	3,101	7,845
Repayment of bank and other loans	(2,094)	(7,266)

Net cash provided by financing activities	1,007	544

Net increase (decrease) in cash and cash equivalents	1,698	(803)

Cash and cash equivalents at beginning of year	575	1,294

Effect on exchange rate changes	2	84

Cash and cash equivalents at end of year	2,275	575

	Years ended December 31,
	2009	2008
	US$’000	US$’000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the year, cash was paid for the following:
Income taxes	1,276	673
Interest	330	449

	1,606	1,122

Major non-cash transaction:
Construction in progress not yet been paid at year end and included in other payable	-	32

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Changda International Holdings, Inc. (“CIHI”) was incorporated on January 24, 2007 under the laws of the State of Nevada. On January 15, 2009, Memorandum of Understanding (“Agreement”) was entered by and among CIHI and Changda International Limited (“Changda International”), a company organized under the laws of Marshall Islands. Changda International, being the legal acquiree (accounting acquirer), delivered to CIHI, being the legal acquirer (accounting acquiree), stock certificates representing 100% of the shares in Changda International. In full consideration and exchange for the shares in Changda International, CIHI issued and exchanged with shareholders of Changda International 53,599,965 common stock of itself, representing 95% of CIHI’s common stock issued and outstanding upon completion of share exchange (the “Share Exchange Transaction”). Upon the completion of the Share Exchange Transaction on February 13, 2009, there was 56,529,964 shares of CIHI common stock issued and outstanding. On March 30, 2009 the Company elected to change its fiscal year end date from June 30 to December 31.

The acquisition by CIHI of Changa International is deemed to be a reverse acquisition in accordance with generally accepted accounting principles. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange commission, CIHI (the legal acquirer) is considered the accounting acquiree and Changda International (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the consolidated entity will in substance be those of Changda International, will the assets and liabilities, and revenues and expenses, of CIHI being included effective from the date of completion of Share Exchange Transaction. CIHI is deemed to be a continuation of business of Changda International. The outstanding common stock of CIHI prior to the Share Exchange Transaction will be accounting for at their net book value and no goodwill will be recognized.

The principal subsidiaries of CIHI after the Share Exchange Transaction are Weifang Changda Chemical Industry Co., Ltd. (“Changda Chemical”) and Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent and drugs intermediate.   Changda Fertilizer is a limited liability company incorporated in the PRC. Changda Fertilizer’s registered office is located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer is manufacturing of fertilizers.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles
The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation
The consolidated financial statements include the financial information of Changda International Holdings, Inc. and its subsidiaries (the “Company”).

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Research and development
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$123,645 and US$166,175 for the years ended December 31, 2009 and 2008, which represents 0.2% and 0.2% of operating revenues respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as selling expenses as incurred. Advertising costs were US$165,159 and US$252,110 for the years ended December 31, 2009 and 2008, respectively.

Shipping and handling
The Company includes shipping and handling fees and costs in cost of goods sold.  Related fees and costs charged to customers are classified as revenue.

Comprehensive income
Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Earnings per common stock

Basic earnings per common stock is computed by dividing net income to common stockholders by the weighted average number of common stocks outstanding for the year. Dilutive earnings per common stock includes the effect of outstanding stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.

At December 31, 2009, the Company had outstanding warrants exercisable into shares of common stock, which was used in the computation of diluted earnings per common stock. As a result of a reverse stock split, the calculation of basic and diluted earnings per common stock for all periods presented are adjusted retrospectively.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment

Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation and accumulated impairment losses.  The cost of an item of property, plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Repairs and maintenance costs are charged to the consolidated statements of operations and other comprehensive income during the year in which they are incurred.

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

Annual depreciation rate
Buildings	5% - 10%
Plant and machinery	11% - 12%
Office equipment	10% - 20%
Vehicles	10% - 18%
Factory equipment	18%

The Company evaluates the recoverability of these assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

Construction in progress

Construction in progress is stated at cost less accumulated impairment losses. Cost includes all construction expenditure and other direct costs, including interest costs, attributable to such projects.  Costs on completed construction works are transferred to the appropriate asset category. No depreciation is provided in respect of construction in progress until services are obtained from the use of the assets.

Prepaid lease payments

Prepaid lease payments are up-front payments to acquire fixed term interests in lessee-occupied land. The premiums are stated at cost and are amortized over the period of the lease on a straight-line basis to the consolidated statements of operations and other comprehensive income.

Intangible assets
Trademarks

The initial cost of acquiring trademarks is capitalized. Trademarks with indefinite useful lives are carried at cost less accumulated impairment losses. Trademarks with finite useful lives are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is provided on the straight-line basis over the term of use granted by the government of 10 years.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables or payables, prepayments and borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of non-current financial instruments was not materially different from their carrying value as of December 31, 2009 and 2008.

Cash equivalents

For the purpose of the consolidated statements of cash flows, cash equivalents represent short-term highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, net of bank overdrafts.

Revenue recognition
Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue and costs, if applicable, can be measured reliably and on the following basis.

Sale of goods is recognized on transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title is passed.

Foreign currency translation

Items included in the Company’s financial statements are measured using the currency of the primary economic environment in which the Company operates, that is the Chinese Yuan Renminbi (“RMB”) (“functional currency”).

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency transaction gains and losses are recognized in current operations, whilst translation adjustments are recognized in other comprehensive income, which is a separate component of stockholders’ equity.

The presentational currency is the United States Dollars.

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

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Provisions

Provisions are recognized when the Company has a present legal or constructive obligation as a result of past events, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and a reliable estimate of the amount of obligation can be made. Expenditures for which a provision has been recognized are charged against the related provision in the period in which the expenditures are incurred. Provisions are reviewed at each balance sheet date and adjusted to reflect the current best estimate. Where the effect of the time value of money is material, the amount provided is the present value of the expenditures expected to be required to settle the obligation. Where the Company expects a provision to be reimbursed, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain.

Government grants

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the years necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is credited to a deferred income account and is released to the consolidated statements of operations and other comprehensive income over the expected useful life of the relevant asset by equal annual instalments.

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

Stock-based compensation
The Company adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for stock-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognised over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of warrants granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the warrants and the estimated fair value of CIHI’s common stock and the expected volatility, are required to determine the fair value of the warrants. If different assumptions had been used, the fair value of the warrants would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Use of estimates
The preparation of the consolidated financial statements in conformity with USGAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Segment reporting
The Company adopted ASC Topic 280 (previously SFAS No. 131), “Disclosure about Segments of an Enterprise and Related Information”. The Company’s results of operations and financial position were affected by the implementation of ASC Topic 280 as it operates in more than one line of business. Segment information is disclosed in Note 18 to the consolidated financial statements.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Impairment test of assets
The Company determines whether an asset is impaired at least on annual basis or where an indication of impairment exists.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. This requires an estimation of the expected future cash flows from the assets.

Allowance of bad and doubtful debts

The provisioning policy for bad and doubtful debts of the Company is based on the evaluation of collectability and ageing analysis of the accounts receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each debtor.  If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance will be required.

Allowance for inventories

The management reviews an ageing analysis of inventories at each balance sheet date, and make allowance for obsolete and slow-moving inventory items identified that are no longer recoverable or suitable for use in production. The management estimates the net realizable value for finished goods and work-in-progress based primarily on the latest invoice prices and current market conditions. The Company carries out an inventory review on a product-by-product basis at each balance sheet date and makes allowances for obsolete items.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective 1 July 2009, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this Statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the consolidated financial statements and accounting policies.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

3.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued the following new accounting standards:

-
ASC Topic 860 (previously SFAS No. 166), “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“ASC Topic 860”). ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity “(QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with ASC Topic 810.

-
ASC Topic 810 (previously SFAS No. 167), “Amendments to FASB Interpretation No. 46(R)” (“ASC Topic 810”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

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

ASC Topic 860 and ASC Topic 810 will be effective for periods beginning after November 15, 2009 and ASC Topic 820 will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

On January 21, 2010, the FASB issued ASU 2010-06, amending ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 amends Codification Subtopic 820-10 as follows:

-	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

-	A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

3.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2010-06 also clarifies the requirements of the following existing disclosures:

-
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

-	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal yeas beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt this standard and is evaluating the impact that this standard will have on the consolidated financial statements.

4.           OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Year ended December 31,
	2009	2008
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	25,382	22,420
Percentage of sales	35%	28%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	20,659	10,971
Percentage of purchases	36%	16%
Number	3	1

Account receivables related to the Company’s major customers comprised 15% and 27% of all account receivables as of December 31, 2009 and 2008, respectively.

No account payables as of December 31, 2009 and 2008 are related to the Company’s major suppliers.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s account receivables. The Company does not consider itself exposed to significant risk with regards to the related receivables.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

4.           OPERATING RISKS (CONTINUED)

(b)	Country risks

The Company’s principal operation is conducted in the PRC. Accordingly, its business, financial condition and result of operation maybe influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The operation in the PRC is subject to special considerations and significant risks. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange and remittance restrictions. The Company’s results maybe adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, inter alia. The management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

(c)           Cash and time deposits

The Company mainly maintains its cash balances with various banks located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for any outstanding loans of the Company.

5.	INCOME TAXES

The Company’s principal subsidiaries in the PRC are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity domiciles and operates.

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

Starting from January 1, 2009, the special tax exemption previously granted to Changda Fertilizer ceased to be effective since it became a subsidiary of the Company which is listed in the US stock market. Changda Fertilizer is subject to EIT at a rate of 25% thereafter.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

5.	INCOME TAXES (CONTINUED)

On December 29, 2008, Changda Chemical was approved as a high-tech enterprise. Pursuant to the newly effective Enterprise Income Tax Law of the PRC, tax rate for an approved high-tech enterprise is 15%. Taxation has been estimated based on the assessable profit for the each of years at a rate of 15% thereafter.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2009, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

(a)	Income tax expenses comprised the following:

	Years ended December 31,
	2009	2008
	US$’000	US$’000

Current taxes arising in the PRC:
For the year	1,473	931

The Company has adopted the Statement of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (ASC Topic 740, previously “FIN 48”) issued by the FASB clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under ASC Topic 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2009 and 2008, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended December 31, 2009 and 2008, no interest or penalties were recorded.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

5.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Years ended December 31,
	2009	2008
	US$’000	US$’000

Expected income taxes expenses	1,880	1,853
Taxable income exempted / offset by government grant receivable	(466)	(953)
Non-taxable revenue	(11)	(22)
Non-deductible expenses	70	31
Unrecognized temporary difference	-	22

Income taxes expenses	1,473	931

(c)	Components of the Company’s deferred tax assets were as follows:

	Years ended December 31,
	2009	2008
	US$’000	US$’000
Deferred tax assets:
Net operating loss carryforwards	-	1,385
Valuation allowance	-	(1,385)

Total deferred tax assets	-	-

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

6.	EARNINGS PER COMMON STOCK

Earnings per common stock were computed as follows:

	Year ended December 31, 2009
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic earnings per common stock
Net income attributable to common stockholders	4,657	18,769,801	0.2481

Diluted earnings per common stock
Net income attributable to common stockholders	4,657	18,769,801
Effect of dilutive securities
Warrants	-	171,391

	4,657	18,941,192	0.2459

	Year ended December 31, 2008
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic and diluted earnings per common stock
Net income attributable to common stockholders	5,645	17,866,655	0.3160

For 2008, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per common stock are the same. As a result of a reverse stock split, the calculations of basic and diluted earnings per common stock are adjusted retrospectively.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

7.	TRADE AND OTHER RECEIVABLES, NET

			As of December 31,
			2009	2008
	Note		US$’000	US$’000
Trade and bills receivables
From third parties			7,793	2,855
Allowance for doubtful debts			-	(75)

			7,793	2,780
Other receivables
Deposits, prepayments and other debtors			9,173	6,285
Due from a director	15	(c)	80	33
Due from related parties	15	(c)	6	-

			9,259	6,318

			17,052	9,098

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

8.	INVENTORIES
	As of December 31,
	2009	2008
	US$’000	US$’000

Raw materials	1,963	2,631
Finished goods	1,168	1,527

	3,131	4,158
Provision for obsolete inventories	(98)	-

	3,033	4,158

Provision for obsolete inventories of US$98,000 was charged to selling, general and administrative expenses during the year ended December 31, 2009.

9.	PREPAID LEASE PAYMENTS, NET

	As of December 31,
	2009	2008
	US$’000	US$’000

At beginning of year	1,757	1,680
Amortization for the year	(37)	(33)
Exchange realignment	4	110

At balance sheet date	1,724	1,757

The up-front payments for operating leases of land in the PRC are amortized over 50 years, the period of lease term.

Analyzed for reporting purpose as:

	As of December 31,
	2009	2008
	US$’000	US$’000

Non-current portion	1,687	1,720
Current portion	37	37

At balance sheet date	1,724	1,757

The prepaid lease payments together with certain buildings (note 10) were pledged to secure certain short-term and long-term bank borrowings granted to the Company amounted to US$3,262,000 (note 12(ii),(iii) and (v)) and US$Nil at December 31, 2009 (2008: US$409,000 and US$2,189,000) respectively.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	As of December 31,
	2009	2008
	US$’000	US$’000

Buildings	7,368	7,321
Plant and machinery	8,969	8,871
Office equipment	982	958
Vehicles	662	615
Factory equipment	20	19
Construction-in-progress	3,067	3,013

	21,068	20,797

Accumulated depreciation	(5,696)	(3,988)

	15,372	16,809

Depreciation expenses were US$1,699,000 and US$1,568,000 for the years ended December 31, 2009 and 2008, respectively.

The Company has pledged certain of its buildings to secure certain short-term and long-term bank borrowings amounted to US$3,481,000 (note 12(ii), (iii), (v) and (vi)) and US$Nil as at December 31, 2009 (2008: US$1,065,000 and US$2,408,000) respectively.

11.	TRADE AND OTHER PAYABLES
			As of December 31,
			2009	2008
	Note		US$’000	US$’000
Trade payables
To third parties			390	818

Other payables
Accrued charges and other creditors			2,027	2,131
Other taxes payables			1,446	183
Due to a director	15	(c)	28	-
Due to a related party	15	(c)	17	15

			3,518	2,329

			3,908	3,147

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

12.	INTEREST-BEARING BORROWINGS
			As of December 31,
			2009	2008
	Note		US$’000	US$’000
Bank loans
Secured by the Company’s own assets			4,505	3,473
Others			1,667	875

			6,172	4,348

Current portion	12	(a)	6,172	1,940
Non-current portion			-	2,408

			6,172	4,348

The interest-bearing borrowings carry floating interest rates ranging from 5.31% to 7.43% per annum is shown as follows:-

		2009
		US$’000

- at 5.31% per annum	(i)	205
- at 5.94% per annum	(ii)	2,194
- at 6.37% per annum	(iii)	1,141
- at 6.90% per annum	(iv)	1,024
- at 7.02% per annum	(v)	658
- at 7.43% per annum	(vi)	950

		6,172

(i)
It is borrowed by a director, Mr. Zhu Hua Ran, which was on-lent to Changda Chemical as if Changda Chemical is the borrower (Note 15(d)). The bank loan is secured by the land use right of a third party. The loan matures on January 2010 and are due in full with accrued interest on maturity date.

(ii)
It is secured by the prepaid lease payment amounting to US$1,036,000 and building amounting to US$2,512,000 and guaranteed by the Chairman and CEO of the Company (Note 15(e)). The loan matures in January 2010 and is due in full with accrued interest on maturity date.

(iii)
A bank loan of US$410,000 is borrowed by a related party, Mr. Zhu Xue Ran which was on-lent to Changda Chemical as if Changda Chemical is the borrower (Note 15(d)). It is secured by the prepaid lease payment amounting to US$688,000 and building amounting to US$1,423,000. The remaining balance is guaranteed by the Chairman and CEO of the Company. The loan matures in September 2010 and is due in full with accrued interest on maturity date.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

12.	INTEREST-BEARING BORROWINGS (CONTINUED)

(iv)
It is secured by the sales contracts amounting to US$2,441,000. The loan matures on various dates ranging from February 2010 through March 2010 and is due in full with accrued interest on each respective maturity date.

(v)	It is secured by the prepaid lease payment and building as mentioned in note (iii) above. The loan matures in September 2010 and are due in full with accrued interest on maturity date.

(vi)
A bank loan of US$219,000 is secured by the building amounting to US$411,000. The loan matures on various dates ranging from August 2010 through December 2010 and is due in full with accrued interest on each respective maturity date.

13.	DEFERRED GOVERNMENT GRANTS

Deferred government grants represent the grants received from local government for subsidising the prepaid lease payments of the land use right of Changda Fertilizer’s factory included under prepaid lease payments. Deferred government grants are released as income over the period of the relevant leases by equal annual instalments.

14.	STATUTORY RESERVES

In accordance with the relevant PRC laws and regulations, the Company’s PRC subsidiaries are required to transfer 10% of income after income taxes, as determined under PRC accounting standards and regulations, to the statutory common reserve, until the balance of the fund reaches 50% of the registered capital of that company.  Subject to certain restrictions as set out in the relevant PRC laws and regulations, the statutory common reserve may be used to offset against accumulated losses, if any.

The Company’s PRC subsidiaries are also required to transfer 5% to 10% of their net income, as determined under PRC accounting standards and regulations, to the statutory common welfare reserve at the discretion of the board of directors. For the years ended December 31, 2009 and 2008, the Company’s PRC subsidiaries transferred US$373,000 and US$941,000, respectively, out of the net income to the statutory common welfare reserve and the balance of fund reached to US$2,637,000 and US$2,264,000, respectively, as at each of the balance sheet date. This reserve can only be used to provide staff welfare facilities and other collective benefits to the employees of these PRC subsidiaries. This reserve is non-distributable other than in the event of liquidation.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

15.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these consolidated financial statements, during the years and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)	Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Cai Ran	Family member of the directors of CIHI
Geo Genesis Group Inc.	Stockholder of CIHI
Changle Hengrui Trading Co. Ltd (“Changle”)	Major stockholder is a management personnel of the Company and other stockholder is a family member of the directors of CIHI

(b)	Summary of related party transactions

	Years ended December 31,
	2009	2008
	US$’000	US$’000
Purchases from a related company
“Changle”	-	93

Key management personnel, including directors:
Short-term employee benefits	449	116

(c)	Summary of related party balances

	As of December 31,
	2009	2008
	US$’000	US$’000
Loans:
Loans from Mr. Zhu Qing Ran and his family member	1,833	2,633

Current portion (included in Other short-term borrowings)	1,833	1,629
Non-current portion (included in Shareholders’ loan)	-	1,004

	1,833	2,633

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

15.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party balances (Continued)

	As of December 31,
	2009	2008
	US$’000	US$’000
Due from (included in other receivables):
Mr. Zhu Qing Ran	80	33
Mr. Zhu Xiao Ran	6	-
Mr. Zhu Cai Ran	-	2

	86	35
Due to (included in other payables):
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	28	-

The loan from Mr. Zhu Qing Ran of US$1,007,000 is unsecured, interest-free and has a fixed repayment term of 2 years which will expire in 2010. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)	Assignment of interest-bearing borrowings
Mr. Zhu Hua Ran and Mr. Zhu Xue Ran each signed a deed of assignment with Changda Chemical on January 1, 2009 and September 20, 2009 respectively and agreed to obtain a personal bank loan amounted to US$205,000 (note 12(i)) and US$410,000 (note 12(iii)) which were on-lent to Changda Chemical as if Changda Chemical is the borrower.

(e)	Guarantee
Bank loans of US$2,925,000 (note 12(ii) and (iii)) in aggregate are guaranteed by the Chairman and CEO of CIHI.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

16.	STOCKHOLDERS’ EQUITY

Common stock
Apart from the issuance of shares upon the reverse acquisition taken place during the year as detailed in note 1 to consolidated financial statements, a total of 173,200 shares were issued to consultant, employees and directors for services rendered during the year ended December 31, 2009, as follows:

(a)	In July 2009, 300 shares valued at US$1.2 per share were issued to each of 264 employees;

(b)	In August 2009, 50,000 shares valued at US$1.4 per share were issued to the legal counsel;

(c)	In September 2009, 10,000 shares valued at US$1.69 per share were issued to the chief financial officer;

(d)	In September 2009, 25,000 shares valued at US$1.69 per share were issued to Mr. Craig J. Marshak, a director of CIHI; and

(e)	In October 2009, 9,000 shares valued at US$3.75 per share were issued to Mr. David Cohen, a director of CIHI.

On September 30, 2009, it was approved by the board of directors and ratified by the majority shareholders to effect one-for-three reverse split of the issued and outstanding shares without changing its par value of $0.001. The reverse split would reduce the number of outstanding common stock from 56,609,164 to 18,870,025. The actions contemplated herein became effective on October 14, 2009 according to the Company Information Statement while the reverse split completed at the close of business on November 6, 2009.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

17.	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments
As of December 31, 2009 and 2008, the Company had capital commitments for construction projects and purchase of machineries amounting to US$1,444,000 and US$1,346,000 respectively.

(b)	Operating lease commitments
As lessee
Changda Chemical leases certain plant and office premises under non-cancelable operating leases. The lease agreements require monthly rental payments ranging from US$411 to US$5,238 and expire from January 2013 through December 2057.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect of December 31, 2009:

As of December 31,
US$’000

2010	68
2011	68
2012	5
2013	5
2014	5
Thereafter	212

Total	363

As lessor
Changda Chemical sub-leases certain plant under non-cancelable operating leases with lease term of 5 years. The following table summarises the approximate future minimum rental receivables under non-cancelable operating leases in effect of December 31, 2009:

As of December 31,
US$’000

2010	63
2011	63

Total	126

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

18.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company are organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the years ended December 31, 2009 and 2008.

	Year ended December 31, 2009				Year ended December 31, 2008
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	63,118	9,955	-	73,073	72,857	8,101	-	80,958
Cost of sales	(53,072)	(7,165)		(60,237)	(62,369)	(5,538)	-	(67,907)
Depreciation of property, pant and equipment	(119)	(150)	-	(269)	(117)	(133)	-	(250)
Amortization of intangible assets	(1)	-	-	(1)	-	-	-	-
Amortization of prepaid lease expenses	(22)	(15)	-	(37)	(22)	(11)	-	(33)
Interest income	3	-	-	3	15	1	-	16
Interest expense	(270)	(60)	-	(330)	(278)	(171)	-	(449)
Other segment income	17	147	-	164	23	57	-	80
Other segment expenses	(3,098)	(1,034)	(2,104)	(6,236)	(3,520)	(933)	(1,386)	(5,839)
Income taxes	(1,191)	(282)	-	(1,473)	(691)	(240)	-	(931)

Segment profit	5,365	1,396	(2,104)	4,657	5,898	1,133	(1,386)	5,645

Segment assets	29,241	12,939	-	42,180	22,699	12,068	347	35,114

Capital expenditures	1,444	-	-	1,444	1,346	-	-	1,346

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

19.	STOCK BASED COMPENSATION

(a)
On January 2, 2009, the Company entered into a consultancy and advisory agreement with Geo Genesis Group Ltd (“GGG”), of which CIHI issued to GGG a warrant certificate giving raise to the right to purchase 1,130,000 shares of CIHI after the reverse acquisition at US$1.2 per share exercisable for three years from the date of issuance of such certificate. 26,400 warrants have been cancelled during the year.

(b)	On September 22, 2009, as partial payment of services rendered to CIHI by Mr. Carsten Aschoff as a director, CIHI granted him a warrant to purchase 20,000 shares of common stock at US$1.6 per share.

(c)
On October 8, 2009, in further consideration of the services of Mr. David Cohen as director and Chairman of the Compensation Committee of CIHI, CIHI granted him a warrant to purchase 9,000 shares of common stock at US$1.5 per share.

Compensation expense attributed to the Stock-Based Compensation is based on the fair value of the warrants on the granted date. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual warrant. Fair value of stock warrants granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the warrants, the expected dividends and the expected volatility, are required to determine the fair value of the warrants. If different assumptions had been used, the fair value of the warrants would have been different from the amount computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

A summary of warrants granted for the year ended December 31, 2009 is presented below:

	Number of shares	Weighed-average exercise price per share

Outstanding as of January 1, 2009	-		-
Granted to GGG	1,130,000	$	US1.2
Effect on reverse split	(753,333)
Cancelled	(26,400)	$	US1.2

	350,267	$	US3.6

Granted to Mr. Carsten Aschoff	20,000	$	US1.6
Effect on reverse split	(13,333)

	6,667	$	US4.8

Granted to Mr. David Cohen	9,000	$	US1.5
Effect on reverse split	(6,000)

	3,000	$	US4.5

Outstanding as of December 31, 2009	359,934	$	US3.6

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

19.	STOCK BASED COMPENSATION (CONTINUED)

The grant-date fair value of warrants granted to GGG, Mr. Carsten Aschoff and Mr. David Cohen are US$0.128, US$0.128 and US$2.554 per share respectively. Compensation expense of US$171,000 was recognized for the year ended December 31, 2009 with a corresponding credit to additional paid-in capital.

The fair values of the warrants were estimated on the date of grant using the Black-Scholes model and graded vesting method together with the following assumptions.

GGG
Expected volatility	22%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.5%

Mr. Carsten Ascholff
Expected volatility	22%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.5%

Mr. David Cohen
Expected volatility	29%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.5%

The Stock-Based Compensation were implemented to help the Company in attracting, retaining and rewarding superior personnel for the positions of substantial responsibility and to provide the key management personnel with an additional incentive to contribute to the success of the Company.

20.	SUBSEQUENT EVENTS

In January 2010, there is unanimous written consent by the Board of Directors which resolved that private offering of a minimum of US$300,000 and a maximum of US$900,000 of 20% promissory notes, together with warrants to purchase up to an aggregate of 495,000 shares of CIHI’s common stock. The warrants will be exercisable for up to 3 years from the date of issuance at a per share purchase price equal to US$2.25, subject to adjustment.