Form 10-Q
period 2010-03-31
Changda International Holdings, Inc.
filed 2010-05-17
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, there are 18,964,025 shares of our common stock, par value $0.001 per share common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.
Condensed Consolidated Balance Sheets

	Note	As of March 31, 2010 US$’000	As of December 31, 2009
ASSETS		(unaudited)	US$’000
Current assets
Cash and cash equivalents		2,202	2,275
Trade and other receivables, net		15,130	17,052
Inventories		6,829	3,033
Prepaid lease payments, net		37	37
Government grant receivables in respect of tax		2,720	2,720

Total current assets		26,918	25,117

Intangible assets		3	4
Property, plant and equipment		15,073	15,372
Prepaid lease payments, net		1,679	1,687

Total assets		43,673	42,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		3,109	3,908
Other short-term borrowings		2,074	1,833
Short-term interest-bearing borrowings		6,627	6,172
Promissory notes	10	928	-
Income tax payables		3,016	3,172

Total current liabilities		15,754	15,085

Deferred government grants		789	793

Total non-current liabilities		789	793

Total liabilities		16,543	15,878

Commitments and contingencies	7			-

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized,18,964,025 shares issued and outstanding as of March 31, 2010 and December 31, 2009	4	19	19
Additional paid-in capital		5,909	5,465
Statutory reserves		2,649	2,637
Accumulated other comprehensive income		1,334	1,324
Accumulated profits		17,219	16,857

Total stockholders’ equity		27,130	26,302

Total liabilities and stockholders’ equity		43,673	42,180

See the accompanying notes to condensed consolidated financial statements

Changda International Holdings, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Income
	Note	Three months ended March 31, 2010	Three months ended March 31, 2009
		US$’000	US$’000
		(unaudited)	(unaudited)

Operating revenues		17,202	19,734

Cost of sales		(14,478)	(16,386)

Gross profit		2,724	3,348

Operating expenses
Depreciation of property, plant and equipment		(68)	(65)
Amortization of intangible assets		(1)	(1)
Amortization of prepaid lease expenses		(9)	(8)
Selling, general and administrative expenses		(1,431)	(1,500)

Operating income		1,215	1,774

Other income		5	10
Interest income		1	-
Interest expenses		(94)	(75)
Other finance cost		(444)	-

Income before income taxes		683	1,709

Income taxes	5	(309)	(364)

Net income		374	1,345

Other comprehensive income
Foreign currency translation adjustment		10	(13)

Total comprehensive income		384	1,332

Earnings per common stock ($)	3
Basic		0.02	0.07
Diluted		0.02	0.07

Weighted average number of common stocks	3
Basic		18,964,025	18,376,692
Diluted		18,964,025	18,391,591

See the accompanying notes to condensed consolidated financial statements

Changda International Holdings, Inc. Condensed Consolidated Statements of Cash Flows
	Three months ended March 31, 2010	Three months ended March 31, 2009
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	374	1,345
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	350	425
Amortization of intangible assets	1	1
Amortization of prepaid lease payments	9	8
Exchange differences	5	-
Government grants recognized	(4)	(4)
Cost of warrants issued	444	-
Changes in operating assets and liabilities:
Inventories	(3,794)	981
Trade and other receivable, net	1,925	(3,155)
Trade and other payables	(800)	170
Income tax payables	(157)	75

Net cash used in operating activities	(1,647)	(154)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(47)	(16)

Net cash used in investing activities	(47)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans issued	5,390	200
Repayment of bank and other loans	(3,769)	(472)

Net cash from (used in) financing activities	1,621	(272)

Net decrease in cash and cash equivalents	(73)	(442)

Cash and cash equivalents at beginning of period	2,275	579

Effect on exchange rate changes	-	(9)

Cash and cash equivalents at end of period	2,202	128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the period, cash was paid for the following:
Income taxes	156	75
Interest	94	114

	250	189
See the accompanying notes to condensed consolidated financial statements

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of March 31, 2010 and December 31, 2009, and its results of operations for the three-month periods ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.

CIHI was incorporated on January 24, 2007 under the laws of the State of Nevada. On January 15, 2009, Memorandum of Understanding (“Agreement”) was entered by and among CIHI and Changda International Limited (“Changda International”), a company organized under the laws of Marshall Islands. Changda International, being the legal acquiree (accounting acquirer), delivered to CIHI, being the legal acquirer (accounting acquiree), stock certificates representing 100% of the shares in Changda International (“Share Exchange Transaction”).

The principal subsidiaries of CIHI after the Share Exchange Transaction are Weifang Changda Chemical Industry Co., Ltd. (“Changda Chemical”), Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”) and Fengtai Changda Fertilizer Co., Ltd. (“Fengtai Changda”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent and drugs intermediate. Changda Fertilizer and Fengtai Changda are limited liability companies incorporated in the PRC. The registered office of both of Changda Fertilizer and Fengtai Changda are located at Weifang Binhai Development Zone, Shandong, PRC. The principal activity of Changda Fertilizer and Fengtai Changda is manufacturing and trading of fertilizers.

2.	PRINCIPAL ACCOUNTING POLICIES

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2010 for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with USGAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation

The consolidated financial statements include the financial information of CIHI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Recent issued accounting pronouncements

On January 21, 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending Accounting Standards Codification (“ASC”) Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. It also clarifies the requirements that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All of the amendments in ASU No. 2010-09 were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU No. 2010-06 and No. 2010-09 will have a material impact on the Company’s financial statements.

3.	EARNINGS PER COMMON STOCK

Basic earnings per common stock is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per common stock is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive.

Earnings per common stock were computed as follows:

	Three months ended March 31, 2010
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic and diluted earnings per common stock
Net income attributable to common stockholders	374	18,964,025	0.02

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

For the period ended March 31, 2010, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per common stock are the same.

	Three months ended March 31, 2009
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic earnings per common stock
Net income attributable to common stockholders	1,345	18,376,692	0.07

Diluted earnings per common stock
Net income attributable to common stockholders	1,345	18,376,692
Effect of dilutive securities
Warrants	-	14,899

	1,345	18,391,591	0.07

As a result of the one-for-three reverse split of the issued and outstanding shares which became effective on October 14, 2009, the calculations of basic and diluted earnings per common stock for the three months ended March 31, 2009 are adjusted retrospectively.

4.	STOCKHOLDERS’ EQUITY

  Common stock

  As of March 31, 2010, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 18,964,025 shares issued and outstanding.

  During the three months ended March 31, 2010, no new share was issued.

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

5.	INCOME TAXES

The Company’s principal subsidiaries in the PRC are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity domiciles and operates.

Changda Fertilizer is subject to Enterprise Income Tax (“EIT”) at a rate of 25%.

On December 29, 2008, Changda Chemical was approved as a high-tech enterprise. Tax rate for an approved high-tech enterprise is 15%. Taxation has been estimated based on the assessable profit for the year at a rate of 15% thereafter.

Fengtai Changda is subject to EIT at a rate of 25%, however as foreign invested enterprise, Fengtai Changda is entitled to full exemption of EIT payable for its first two profitable years of operation starting from 2008 and followed by a 50% exemption of EIT payable for the following three years.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

(a)	Income tax expenses comprised the following:

	Three months ended March 31,
	2010	2009
	US$’000	US$’000
Current taxes arising in the PRC:
- For the period	309	364

The Company has adopted the FASB Accounting Standards Codification Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC Topic 740”) issued by the FASB which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under ASC Topic 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

(a) (Continued)

As of March 31, 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2010 and 2009, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% is as follows:

	Three months ended March 31,
	2010	2009
	US$’000	US$’000

Expected income tax expenses	171	427
Effect on tax incentives / holiday	(58)	(144)
Non-deductible items	203	83
Unrecognized temporary difference	-	2
Others	(7)	(4)

Income tax expenses	309	364

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)  Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Cai Ran	Family member of the directors of the Company
Mr. Zhu Xue Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

(b)   Summary of related party transactions

	Three months ended March 31, 2010	Three months ended March 31, 2009
	US$’000	US$’000
Key management personnel, including directors:
Short-term employee benefits	67	54

(c)   Summary of related party balances

	As of March 31, 2010	As of December 31, 2009
	US$’000	US$’000
Loans:
Loans from Mr. Zhu Qing Ran and his family member (included in other short-term borrowings)	2,074	1,833

	As of March 31, 2010	As of December 31, 2009
	US$’000	US$’000
Due from (included in other receivables):
Mr. Zhu Qing Ran	104	80
Mr. Zhu Xiao Ran	6	6

	110	86
Due to (included in other payables):
Geo Genesis Group Inc.	24	17
Mr. Zhu Qing Ran	-	28

	24	45

The loan from Mr. Zhu Qing Ran of US$1,007,000 is unsecured, interest-free and has a fixed repayment term of 2 years which will expire in 2010. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

(d)	Assignment of interest-bearing borrowings

Mr. Zhu Xue Ran has signed a deed of assignment with Changda Chemical on September 20, 2009 and agreed to obtain a personal bank loan amounted to US$410,000 which were on-lent to Changda Chemical as if Changda Chemical is the borrower. The loan is still outstanding as at March 31, 2010.

(e)	Guarantee

A bank loan of Changda Fertilizer amounted to US$731,000 is secured by a guarantee issued by the Chairman and CEO of the Company.

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, the Company had capital commitments for construction projects and purchase of machineries amounting to US$1,361,000.

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,715,000 and buildings under property, plant and equipment with a net book value of approximately US$4,260,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company are organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010				Three months ended March 31, 2009
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	15,196	2,006	-	17,202	16,465	3,269	-	19,734
Cost of sales	(13,070)	(1,408)	-	(14,478)	(13,872)	(2,514)	-	(16,386)
Depreciation of property, plant and equipment	(30)	(38)	-	(68)	(29)	(36)	-	(65)
Amortization of intangible assets	-	(1)	-	(1)	-	(1)	-	(1)
Amortization of prepaid lease expenses	(6)	(3)	-	(9)	(5)	(3)	-	(8)
Interest income	1	-	-	1	-	-	-	-
Interest expenses	(41)	(26)	(27)	(94)	(56)	(19)	-	(75)
Other segment income	5	-	-	5	5	5	-	10
Other segment expenses	(703)	(393)	(779)	(1,875)	(807)	(352)	(341)	(1,500)
Income taxes	(288)	(21)	-	(309)	(310)	(54)	-	(364)

Segment profit	1,064	116	(806)	374	1,391	295	(341)	1,345

Changda International Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements For the three months ended March 31, 2010 and 2009

10.	PROMISSORY NOTES

On February 3, 2010, the Company entered into a Securities Purchase Agreement with six purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“Notes”). The Notes are due and payable on August 3, 2010, together with accrued interest at the rate of 20% per annum. The Notes were classified as current liabilities with the corresponding interest of US$28,000 accrued for the three months ended March 31, 2010.

In conjunction with the Notes, the Company issued warrants to purchasers of the Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PNWarrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PNWarrants for stock splits, stock dividends, etc. The PNWarrants expire three years from and fully vested at the date of issuance. The Company assessed the terms in accordance with ASC Topic 815 “Derivatives and Hedging” and determined that the PNWarrants should be accounted for as equity and are valued at fair value at the date of issuance.

The fair value of the PNWarrants was estimated as US$0.9 per warrant at the date of issuance using the Black-Scholes model and graded vesting method together with the following assumptions:

Expected volatility	29%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.57%

During the three months ended March 31, 2010, no PNWarrant has been exercised. There are 495,000 PNWarrants outstanding and exercisable as of March 31, 2010.

11	STOCK BASED COMPENSATION

	Number of warrants	Weighed-average exercise price

Warrants outstanding and exercisable as of March 31, 2010 and January 1, 2010	359,934	$	US3.60

There is no movement during the three months ended March 31, 2010.

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

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended March 31, 2010, 88% of our revenues were derived from our fertilizer products and 12% of our revenues were derived from our chemical products.

In accordance with ASC Topic 280, Segment Reporting and based on the nature of revenue, we are organized into two business segments, consisting of (i) fertilizer products and (ii) chemical products, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  The peak selling seasons for our chemical products are the first and fourth quarters of the year.  These quarters are the winter season in China, hence the strong demand for deicing salt, calcium chloride and salt.

Fertilizer Products

Our organic and inorganic fertilizer products are classified into the following categories:

•
Complex Fertilizers. These fertilizers contain two or three of the primary nutrients of nitrogen, phosphorus and potassium and are made by a process involving only chemical reactions between raw materials and intermediates.

•
Compound Fertilizers. Such fertilizers are produced by initiating chemical reactions between the three primary nutrients of nitrogen, phosphorous and potassium during the production process. We have expanded our product offerings to include a microbial organic-inorganic compound fertilizer which (i) helps plants secure nitrogen from the air, (ii) facilitates plants’ absorption of useful minerals such as phosphorus and potassium from the soil and (iii) enhances stress resistance by the plants. The combination of the organic and inorganic elements enhances soil fertility and crop yield respectively.

•
Slow-Release Compound Fertilizer. This group of fertilizers allows fertilizer nutrients to be released over a period of time, enabling plants to absorb most of the nutrients and enhance yield rate.  We have also developed controlled-release fertilizers.

For the quarter ended March 31, 2010, our top ten selling fertilizers were as follows:

Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	2,483,476	16%
2	Specialty Fertilizer	S-Compound	2,187,529	14%
3	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	1,328,869	9%
4	Compound Fertilizer (biological) 12-5-8	M-O Compound	1,264,921	8%
5	S15-15-15	S- Compound	1,179,378	8%
6	New Compound chat (release) 24-8-8	Slow Compound	1,080,698	7%
7	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	950,024	6%
8	New type of compound fertilizer (slow release) 16-8-16	Slow Compound	777,165	5%
9	S15-5-12	S-Compound	756,905	5%
10	New type of compound fertilizer (slow release) 18-9-18	Slow Compound	749,707	5%

Our fertilizers sold under the “CHANGDA” and “FENGTAI WOSIDA” brands had sales volumes for the three months ended March 31, 2010 of $3,626,882 and $11,569,420, respectively or 24% and 76% of our revenues.

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

Our chemical products, which had the highest sales volumes for the quarter ended March 31, 2010, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Deicing Salt	1,481,154	74%
2	Calcium Chloride	183,342	9%
3	Flame Retardant	163,663	8%
4	Thiophene	119,222	6%

Recent Developments

On February 3, 2010, we issued promissory notes in the aggregate of $900,000 to certain accredited investors.  The notes bear interest at 20% and mature on August 3, 2010.  The investors received warrants to purchase an aggregate of 495,000 shares of common stock.  Each warrant is exercisable until February 2013 at an initial exercise price of $2.25 per share.  The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement on February 3, 2011.  In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

Results of Operations

The following table shows our operating results for the three months ended March 31, 2010 and 2009.

Changda International Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 & 2009
(UNAUDITED - Presented in $'000 except share data)

	2010	2009

INCOME
Operating revenues
Chemical	2,006	3,269
Fertilizer	15,196	16,465
Total	17,202	19,734

COST OF SALES
Cost of sales
Chemical	1,408	2,514
Fertilizer	13,070	13,872
Total	14,478	16,386

GROSS PROFIT
Chemical	598	755
Fertilizer	2,126	2,593
Total	2,724	3,348

OPERATING EXPENSES
Administrative expenses	1,509	1,574
Financial costs	538	75
Other expenses (income)	(6)	(10)
Taxation	309	364
Total Operating Expenses	2,350	2,003

NET INCOME	374	1,345

Operating Revenues

     Revenues for the quarter ended March 31, 2010 of approximately $17,202,000 decreased approximately $2,532,000 or 12.8% from approximately $19,734,000 for the quarter ended March 31, 2009.  Chemical sales volume for the quarter ended March 31, 2010 of approximately 22,226 tonnes  represent a decrease of approximately 6,718 tonnes or 23.2% from sales volume of approximately 28,944 tonnes for the quarter ended March 31, 2009.  The decrease in the volume of sales of chemical products resulted in a decrease of operating revenue, including the effect of reduced sales price of certain products, of approximately $1,263,000 or 38.6%.  Fertilizer sales volume for the quarter ended March 31, 2010 of approximately 49,288 tonnes  represent an increase of approximately 866 tonnes or 1.79% from sales volume of approximately 48,422, tonnes for the quarter ended March 31, 2009.  Despite the increase in sales volume, operating revenue decreased primarily due to the decrease in sales price by an average 10%.  The Company decided to pass on the savings in raw material cost to the customers and consider this an important step towards maintaining a stronger market presence and preventing competitors in other regions from encroaching onto the sales territory of the Company.

Cost of Sales

Total cost of sales for the quarter ended March 31, 2010 was approximately $14,478,000 or 84.2% of operating revenues compared to approximately $16,386,000 or 83.0% of operating revenues for the quarter ended March 31, 2009.  Chemical products cost of sales for the quarter ended March 31, 2010 was approximately $1,408,000 or 70.2% of chemical operating revenues.  Chemical products cost of sales for the quarter ended March 31, 2009 was approximately $2,514,000 or 76.9% of chemical operating revenues. The decrease in the cost of sales of chemical products of approximately $1,106,000 resulted from the decrease in sales volume, including the effect of reduced sales price of certain products. Fertilizer products cost of sales for the quarter ended March 31, 2010 was approximately $13,070,000 or 86% of fertilizer operating revenues. Fertilizer products cost of sales for the quarter ended March 31, 2009 was approximately $13,872,000 or 84.2% of fertilizer operating revenues. The decrease in the cost of sales of fertilizer products of approximately $802,000 resulted from the decrease in the cost of the major raw materials used in production.

The overall decrease in cost of sales resulted mainly from the decreasing production cost caused by lower raw material price for fertilizer products.  The Company realized the benefits of the prepayment of the raw materials in December 2009, which limited its risk of exposure to market price volatility.

Gross Profit

Total gross profit for the quarter ended March 31, 2010 was approximately $2,724,000 or 15.8% of operating revenues compared to approximately $3,348,000 or 17% of operating revenues for the quarter ended March 31, 2009. Chemical products gross profit for the quarter ended March 31, 2010 was approximately $598,000 or 29.8% of chemical operating revenues.  Chemical products gross profit for the quarter ended March 31, 2009 was approximately $755,000 or 23.1% of chemical operating revenues. The decrease in the gross profit of chemical products of approximately $157,000 resulted from the decrease in sales volume, including the effect of reduced sales price of certain products. Fertilizer products gross profit for the quarter ended March 31, 2010 was approximately $2,126,000 or 14% of fertilizer operating revenues. Fertilizer products gross profit for the quarter ended March 31, 2009 was approximately $2,593,000 or 15.8% of fertilizer operating revenues. The decrease in the gross profit of fertilizer products of approximately $467,000 resulted mainly from the decrease in sales price by an average of 10%. The Company decided to pass on the savings in raw material cost to the customers and consider this an important step towards maintaining a stronger market presence and preventing competitors in other regions from encroaching onto the sales territory of the Company.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,509,000, or 8.8% of operating revenues for the quarter ended March 31, 2010 as compared to approximately $1,574,000 or 8.0 % of operating revenues for the quarter ended March 31, 2009.   The decrease was primarily due to the write off in 2009 of the expenditures related to the initial plan of the company to list on the AIM Market, which was  subsequently abandoned and replaced  on February 13, 2009 by the reverse acquisition of the company into an over the counter (OTC) Bulletin Board listed company.

Income Taxes

The Company is subject to effective tax rates of 45% and 21%  for the three months ended March 31, 2010 and 2009, respectively. The income tax expense was approximately $309,000 for the quarter ended March 31, 2010 and approximately $364,000 for same period in 2009.

Net Income

Our net income was approximately $374,000 for the quarter ended March 31, 2010 and approximately $1,345,000 for the quarter ended March 31, 2009. The decrease in net income was largely due to the decrease in operating revenues and increase in finance costs resulting from the borrowings and bridge financing in February, 2010.  Net income as a percentage of total operating revenues approximated 2.2% and 6.8% for the quarters ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the quarters ended March 31, 2010 and 2009 amounted to approximately $1,647,000 and $154,000, respectively.  The increase of approximately $1,493,000 was primarily due to the increase in purchase of  raw materials and other inventory items.  The price of the key raw materials in the manufacture  of fertilizers, namely urea and potassium,  had started to recover in 2009 but the markets have since become more volatile.  Management decided that, in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers and entered into agreements with said suppliers at contracted  prices.  This will enable the company to maintain its gross profit ratio despite the likelihood of an increase in the price of raw materials.   Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the second quarter, which is considered a planting season.

Investment Activities

Net cash used for investment activities for the quarters ended March 31, 2010 and 2009 amounted to approximately $47,000 and $16,000, respectively.  The increase of approximately $31,000  was mainly due to the increase in acquisition of fixed and intangible assets.

Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2010 amounted to approximately $1,621,000.  Net cash used for financing activities for the quarter ended March 31, 2009 amounted to approximately $272,000.  The represents an increase of approximately $1,893,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

 In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $4,000,000 into our Heze plant. However, an additional $19,700,000 is needed to complete the construction and an additional $11,500,000 will be needed for the business for the first 12 months of operation after completion of the plant.

On February 3, 2010, we issued promissory notes in the aggregate of $900,000 to certain accredited investors.  The notes bear interest at 20% and mature on August 3, 2010.  The Investors received warrants to purchase an aggregate of 495,000 shares of common stock.  Each warrant is exercisable until February 2013 at an initial exercise price of $2.25 per share.  The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement within one year from date of closing.  In the event the Investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

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

We cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of March 31, 2010 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2010, we had unrealized foreign currency translation gain of approximately $10,000 because of the change in the exchange rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 21, 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending Accounting Standards Codification (“ASC”) Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. It also clarifies the requirements that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All of the amendments in ASU No. 2010-09 were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU No. 2010-06 and No. 2010-09 will have a material impact on the Company’s financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2010 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2010, we issued promissory notes in the aggregate of $900,000 to certain accredited investors.  The notes bear interest at 20% and mature on August 3, 2010.  The Investors received warrants to purchase an aggregate of 495,000 shares of common stock.  Each warrant is exercisable until February 2013 at an initial exercise price of $2.25 per share.  The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement within one year from date of closing.  In the event the Investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In connection with the offering, we paid Equity Source Partners, a FINRA registered broker-dealer, a cash commission of $70,000. The securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.   The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: May 17, 2010
/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)