Form 10-Q
period 2010-06-30
Changda International Holdings, Inc.
filed 2010-08-02
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there are 18,964,025 shares of our common stock, par value $0.001 per share common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

	Note	As of June 30, 2010	As of December 31, 2009
		US$’000	US$’000
ASSETS		(unaudited)

Current assets
Cash and cash equivalents		8,885	2,275
Trade and other receivables, net		13,999	17,052
Inventories		4,102	3,033
Prepaid lease payments, net		37	37
Government grant receivables in respect of tax		2,731	2,720

Total current assets		29,754	25,117

Intangible assets		3	4
Property, plant and equipment		14,996	15,372
Prepaid lease payments, net		1,676	1,687

Total assets		46,429	42,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		3,671	3,908
Other short-term borrowings		779	1,833
Short-term interest-bearing borrowings		6,653	6,172
Promissory notes	10	972	-
Income tax payables		2,876	3,172

Total current liabilities		14,951	15,085

Deferred government grants		788	793
Other borrowings		1,304	-

Total non-current liabilities		2,092	793

Total liabilities		17,043	15,878

Commitments and contingencies	7

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 18,964,025 shares issued and outstanding as of June 30, 2010 and December 31, 2009	4	19	19
Additional paid-in capital		5,909	5,465
Statutory reserves		2,693	2,637
Accumulated other comprehensive income		1,446	1,324
Accumulated profits		19,319	16,857

Total stockholders’ equity		29,386	26,302

Total liabilities and stockholders’ equity		46,429	42,180

See the accompanying notes to condensed consolidated financial statements.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and
Other Comprehensive Income

		Six months ended June 30,		Three months ended June 30,
	Note	2010	2009	2010	2009
		US$’000	US$’000	US$’000	US$’000
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues		43,682	41,801	26,474	21,618

Cost of sales		(36,658)	(35,051)	(22,176)	(18,293)

Gross profit		7,024	6,750	4,298	3,325

Operating expenses
Depreciation of property, plant and equipment		(136)	(135)	(68)	(67)
Amortization of intangible assets		(1)	-	-	-
Amortization of prepaid lease expenses		(18)	(18)	(9)	(9)
Selling, general and administrative expenses		(2,777)	(2,564)	(1,347)	(1,049)

Operating income		4,092	4,033	2,874	2,200

Other income		21	34	17	24
Interest income		2	2	1	1
Interest expenses		(238)	(146)	(143)	(74)
Other finance cost		(444)	-	-	-

Income before income taxes		3,433	3,923	2,749	2,151

Income taxes	5	(927)	(770)	(617)	(398)

Net income		2,506	3,153	2,132	1,753

Other comprehensive income
Foreign currency translation adjustment		122	(238)	61	(119)

Total comprehensive income		2,628	2,915	2,193	1,634

Earnings per common stock ($)	3
Basic		0.13	0.17	0.11	0.09
Diluted		0.13	0.17	0.11	0.09

Weighted average number of common stocks	3
Basic		18,964,025	18,611,296	18,964,025	18,843,321
Diluted		18,964,025	18,714,182	18,964,025	18,946,779

See the accompanying notes to condensed consolidated financial statements.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2010	Six months ended June 30, 2009
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	2,506	3,153
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	864	864
Amortization of intangible assts	1	-
Amortization of prepaid lease payments	18	18
Exchange differences	18	(265)
Government grants recognized	(8)	(9)
Cost of warrants issued	444	-
Changes in operating assets and liabilities:
Inventories	(1,056)	708
Trade and other receivable, net	3,125	(5,505)
Trade and other payables	(249)	1,067
Income tax payable	(309)	85

Net cash from operating activities	5,354	116

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(423)	(91)

Net cash used in investing activities	(423)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	48
New bank and other loans issued	6,112	356
Repayment of bank and other loans	(4,443)	(804)

Net cash from (used in) financing activities	1,669	(400)

Net increase (decrease) in cash and cash equivalents	6,600	(375)

Cash and cash equivalents at beginning of period	2,275	511

Effect on exchange rate changes	10	1

Cash and cash equivalents at end of period	8,885	137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the period, cash was paid for the following:
Income taxes	810	478

Interest	238	146

See the accompanying notes to condensed consolidated financial statements.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of June 30, 2010 and December 31, 2009, and its results of operations for the three months and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.

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

Reverse Stock Split

On September 30, 2009, it was approved by the Board of Directors and ratified by the majority shareholders to effect one-for-three reverse split of the issued and outstanding shares without changing its par value of $0.001.   The actions contemplated herein became effective on October 14, 2009 according to the Company Information Statement while the reverse split completed at the close of business on November 6, 2009.  As a result of this reverse stock split, every three shares of the Company's common stock were combined into one share of common stock.  All the relevant information relating to number of stock and per stock information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

On June 3, 2010, the Board of Directors and a majority of Stockholders approved a proposal to grant discretionary authority to the Board of Directors to effect a reverse stock split of the issued and outstanding shares at any time within one year at a ratio of either (i) one-for-two or (ii) one-for-three, as determined at the discretion of the Board of Directors to be in the best interests of the Company without further approval from the Company’s stockholders and without decreasing the number of the Company’s authorized shares of common stock.  As of the date of the financial statements, this prospective reverse stock split is not yet effectuated; accordingly no adjustment is made to the relevant information relating to number of stock and per stock information contained in these financial statements.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2.         PRINCIPAL ACCOUNTING POLICIES

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2010 for the year ended December 31, 2009. The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Recent issued accounting pronouncements
In January 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending Accounting Standards Codification (“ASC”) Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity.

ASU No. 2010-06, the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU No. 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The management are in the process of assessing the possible impact on the future adoption of these ASU, but are not yet in a position to reasonably estimate their impact on the Company’s financial statements.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3.	EARNINGS PER COMMON STOCK

Basic earnings per common stock is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per common stock is computed similar to basic earnings per common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive.

Earnings per common stock were computed as follows:

	Six months ended June 30, 2010			Three months ended June 30, 2010
	Income	Weighted average number of common stocks	Per common stock amount	Income	Weighted average number of common stocks	Per common stock amount
	US$’000			US$’000

Basic earnings per common stock
Net income attributable to common stockholders	2,506	18,964,025	0.13	2,132	18,964,025	0.11

For the three months and six months ended June 30, 2010, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

	Six months ended June 30, 2009			Three months ended June 30, 2009
	Income	Weighted average number of common stocks	Per common stock amount	Income	Weighted average number of common stocks	Per common stock amount
	US$’000			US$’000

Basic earnings per common stock
Net income attributable to common stockholders	3,153	18,611,296	0.17	1,753	18,843,321	0.09

Diluted earnings per common stock
Net income attributable to common stockholders
Effect of dilutive securities	3,153	18,611,296		1,753	18,843,321
Warrants	-	102,886		-	103,458

	3,153	18,714,182	0.17	1,753	18,946,779	0.09

For the three months and six months ended June 30, 2009, the Company has included all potentially dilutive securities in the calculation of diluted earnings per common stock.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	STOCKHOLDERS’ EQUITY

Common stock
As of June 30, 2010, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 18,964,025 shares issued and outstanding.

During the six months ended June 30, 2010, no new share was issued.

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

Fengtai Changda is subject to EIT at a rate of 25%, however as a foreign invested enterprise, Fengtai Changda is entitled to full exemption of EIT payable for its two years of operation starting from 2008 and followed by a 50% exemption of EIT payable for the following three years.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

(a)	Income tax expenses comprised the following:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000
Current taxes arising in the PRC:
- For the period	927	770	617	398

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	INCOME TAXES (CONTINUED)

(a)	(Continued)

As of June 30, 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended June 30, 2010 and 2009, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% is as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	858	981	687	538
Effect on tax incentives / holiday	(221)	(316)	(161)	(169)
Non-deductible items	287	129	83	40
Non-taxable items	-	(10)	-	-
Others	3	(14)	8	(11)

Income tax expenses	927	770	617	398

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)	Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Cai Ran	Family member of the directors of the Company
Mr. Zhu Xue Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of related party transactions

	Six months ended June 30,		Three months ended June 30.
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Key management personnel, including directors:
Short-term employee benefits	134	112	67	58

(c)	Summary of related party balances

	As of June 30, 2010	As of December 31, 2009
	US$’000	US$’000
Loans:
Loans from Mr. Zhu Qing Ran and his family member (included in other short-term and other borrowings)	2,083	1,833

	As of June 30, 2010	As of December 31, 2009
	US$’000	US$’000
Due from (included in other receivables):
Mr. Zhu Qing Ran	24	80
Mr. Zhu Xiao Ran	1	6
Mr. Zhu Chi Ran	7	-

	32	86
Due to (included in other payables):
Geo Genesis Group Inc.	24	17
Mr. Zhu Qing Ran	-	28

	24	45

The loan from Mr. Zhu Qing Ran of US$1,011,000 is unsecured, interest-free and has a fixed repayment term of 2 years which will expire in June 2012. The loan from a family member of Mr. Zhu Qing Ran of US$293,000 is unsecured, interest-free and has a fixed repayment term of 3 years which will expire in February 2013. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)	Assignment of interest-bearing borrowings
Mr. Zhu Xue Ran signed a deed of assignment with Changda Chemical on September 20, 2009 and agreed to obtain a personal bank loan amounted to US$410,000 which were on-lent to Changda Chemical as if Changda Chemical was the borrower. The loan is still outstanding as at June 30, 2010.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(e)	Guarantee
A bank loan of Changda Fertilizer amounted to US$731,000 is secured by a guarantee issued by the Chairman and CEO of the Company.

7.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company had capital commitments for construction projects and purchase of machineries amounting to US$1,488,246.

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,713,000 and buildings under property, plant and equipment with a net book value of approximately US$4,191,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company are organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the six months ended June 30, 2010 and 2009.

	Six months ended June 30, 2010				Six months ended June 30, 2009
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	38,308	5,374	-	43,682	36,841	4,960	-	41,801
Cost of sales	(32,498)	(4,160)	-	(36,658)	(31,011)	(4,040)	-	(35,051)
Depreciation of property, pant and equipment	(59)	(77)	-	(136)	(61)	(74)	-	(135)
Amortization of intangible assets	(1)	-	-	(1)	-	-	-	-
Amortization of prepaid lease expenses	(11)	(7)	-	(18)	(11)	(7)	-	(18)
Interest income	2	-	-	2	2	-	-	2
Interest expenses	(111)	(54)	(73)	(238)	(111)	(35)	-	(146)
Other segment income	8	13	-	21	8	26	-	34
Other segment expenses	(1,615)	(550)	(612)	(2,777)	(1,642)	(460)	(462)	(2,564)
Other finance cost	-	-	(444)	(444)	-	-	-	-
Income taxes	(830)	(97)	-	(927)	(715)	(55)	-	(770)

Segment profit	3,193	442	(1,129)	2,506	3,300	315	(462)	3,153

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	SEGMENT REPORTING (CONTINUED)

The following table summarizes financial information for each of the business segments for the three months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010				Three months ended June 30, 2009
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	23,107	3,367	-	26,474	20,000	1,618	-	21,618
Cost of sales	(19,424)	(2,752)	-	(22,176)	(16,825)	(1,468)	-	(18,293)
Depreciation of property, pant and equipment	(29)	(39)	-	(68)	(30)	(37)	-	(67)
Amortization of prepaid lease expenses	(5)	(4)	-	(9)	(5)	(4)	-	(9)
Interest income	1	-	-	1	1	-	-	1
Interest expenses	(70)	(28)	(45)	(143)	(53)	(21)	-	(74)
Other segment income	4	13	-	17	4	20	-	24
Other segment expenses	(912)	(157)	(278)	(1,347)	(810)	(95)	(144)	(1,049)
Income taxes	(541)	(76)	-	(617)	(398)	-	-	(398)

Segment profit	2,131	324	(323)	2,132	1,884	13	(144)	1,753

10.	PROMISSORY NOTES

On February 3, 2010, the Company entered into a Securities Purchase Agreement with six purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“Notes”). The Notes are due and payable on August 3, 2010, together with accrued interest at the rate of 20% per annum. The Notes were classified as current liabilities with the corresponding interest of US$72,000 accrued for the six months ended June 30, 2010.

In conjunction with the Notes, the Company issued warrants to purchasers of the Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The Company assessed the terms in accordance with ASC Topic 815 “Derivatives and Hedging” and determined that the PN Warrants should be accounted for as equity and are valued at fair value at the date of issuance.

The fair value of the PN Warrants was estimated as US$0.9 per warrant at the date of issuance using the Black-Scholes model and graded vesting method together with the following assumptions:

Expected volatility	29%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.57%

During the six months ended June 30, 2010, no PN Warrant has been exercised. There are 495,000 PN Warrants outstanding and exercisable as of June 30, 2010.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

11.	STOCK BASED COMPENSATION

	Number of warrants	Weighed-average exercise price

Warrants outstanding and exercisable as of June 30, 2010 and January 1, 2010	359,934	$	US3.60

There is no movement during the six months ended June 30, 2010.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the results of operations of Changda International Holdings Inc. (the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.   Additional information relating to the company can be found on EDGAR at www.sec.gov/edgar.shtml.

Historical Overview

On February 13, 2009, we completed a “reverse acquisition” transaction pursuant to which the stockholders of Changda International transferred all of the issued and outstanding shares of common stock of Changda International to us in exchange for 15,909,988 newly issued shares and 1,956,667 shares transferred from our stockholders.  Upon closing of the reverse acquisition, Changda International became our wholly owned subsidiary, with Changda International’s former stockholders acquiring a majority of the outstanding shares of our common stock. The acquisition of Changda International was accounted for as a “reverse acquisition”, since the stockholders of Changda International acquired a majority of the outstanding shares of our common stock immediately following the closing of the transaction.  Changda International was deemed to be the accounting acquirer upon such closing of the transaction and, accordingly, the assets and liabilities and the historical operations that is reflected in the financial statements are those of Changda International.

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended June 30, 2010, 87% of our revenues ($23 million) were derived from our fertilizer products and 13% of our revenues ($3 million) were derived from our chemical products.

In accordance with ASC Topic 280, Segment Reporting and based on the nature of revenue, we are organized into two business segments, consisting of (i) fertilizer products and (ii) chemical products, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

Product Pricing

Our products that account for a substantial amount of our sales are fertilizers and de-icing salt. The establishment of the sales price of these products are influenced primarily by the cost of the raw materials, economic conditions which affect the price and demand for agricultural products, China’s export tariffs which impact the price of products domestically, and weather conditions.

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 -2014 made in Paris, France in June 2010, management believes that this trend is going to stop and is anticipated that prices will begin to increase in 2010 as the demand for fertilizer products increases.

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


Complex Fertilizers. These fertilizers contain two or three of the primary nutrients of nitrogen, phosphorus and potassium and are made by a process involving only chemical reactions between raw materials and intermediates.


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


Slow-Release Compound Fertilizer. This group of fertilizers allows fertilizer nutrients to be released over a period of time, enabling plants to absorb most of the nutrients and enhance yield rate.  We have also developed controlled-release fertilizers.

 Our products sold through our distributor, China Post are sold under the “FENGTAI WOSIDA” brand.  We sell our products under two different brand names to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

For the quarter ended June 30, 2010, our top ten selling fertilizers were as follows:
Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	4,478,289	19%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	2,546,989	11%
3	S15-15-15	S- Compound	2,142,356	9%
4	New Compound chat (release) 24-8-8	Slow Compound	1,904,454	8%
5	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	1,639,545	7%
6	Chlorine 24-8-8	Cl-Compound	1,559,849	7%
7	S15-5-12	S-Compound	1,264,583	6%
8	Compound Fertilizer (biological) 12-5-8	M-O Compound	1,242,559	5%
9	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,187,623	5%
10	New type of compound fertilizer (slow release) 16-8-16	Slow Compound	1,149,561	5%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the three months ended June 30, 2010 of $9,315,000 and $13,794,000, respectively or 40% and 60% of our revenues.

Chemical Products

Products

Our principal chemical products are snow melting agents and various other industrial chemicals.  Snow melting agents are de-icing salts, other salts and calcium chloride. The snow melting agents are a white, odorless and soluble solid compound and are used primarily to de-ice airports, roads and golf courses in the winter seasons, spread by winter service vehicles.

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

Our chemical products, which had the highest sales volumes for the quarter ended June 30, 2010, are listed below:
Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	1,507,767	45%
2	Calcium Chloride	973,556	29%
3	Magnesium Chloride	416,501	12%
4	Deicing Salt	400,026	12%

Recent Financing

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

Results of Operations

Three and Six months ended June 30,2010 as compared to the three months ended June 30, 2009

The following tables set forth our summary statement of operations data for the three and six months ended June 30, 2010 and 2009, and our summary balance sheet as of June 30, 2010 and 2009.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
			As of
Selected Balance Sheet Data			June 30,
			2010	2009
Balance Sheet Information:			US$'000
Working capital			$14,803	$8,699
Total assets			46,429	40,082
Total liabilities			17,043	14,639
Additional Paid-In Capital			5,909	43
Accumulated Profit			19,319	17,254
Stockholders’ equity			29,386	25,443

	Six Months Ended		Three Months Ended
Selected Statement of Operations Data:	June 30,		June 30,
	2010	2009	2010	2009
	US$'000		US$'000
INCOME
Operating revenues
Chemical	5,374	4,960	3,367	1,618
Fertilizer	38,308	36,841	23,107	20,000
Total	$43,682	$41,801	$26,474	$21,618

COST OF SALES
Chemical	4,160	4,040	2,752	1,468
Fertilizer	32,498	31,011	19,424	16,825
Total	$36,658	$35,051	$22,176	$18,293

GROSS PROFIT
Chemical	1,214	920	615	150
Fertilizer	5,810	5,830	3,683	3,175
Total	$7,024	$6,750	$4,298	$3,325

OPERATING EXPENSES
Administrative expenses	2,932	2,717	1,424	1,125
Finance expense	682	146	143	74
Other expenses (income)	(23)	(36)	(18)	(25)
Tax	927	770	617	398
Total Operating Expenses	$3,591	$2,827	$1,549	$1,174

NET INCOME	$2,506	$3,153	$2,132	$1,753

Operating Revenues

Revenues for the quarter ended June 30, 2010 of approximately $26,474,000 increased approximately $4,856,000 or 22.5% from approximately $21,618,000 for the quarter ended June 30, 2009.  Chemical sales volume for the quarter ended June 30, 2010 of approximately 14,789 tonnes  represent an increase of approximately 5,215 tonnes or 54.5% from sales volume of approximately 9,574 tonnes for the quarter ended June 30, 2009.  Sales of chemical products increased by approximately $1,749,000 or 108.1% mainly due to the increase in the volume of sales of flame retardant as a consequence of a strong demand for the new product, which has a high sales price per tonne, as well as of calcium chloride and magnesium chloride. Another significant reason for the increase in sales volume is that 3,668 tonnes of de-icing salt were sold in the second quarter 2010 due to the unusual snow that occurred in April 2010. Concurrent with the increase in sales volume, the sales price of calcium chloride and flame retardant increased approximately 10.1% and 40.8%, respectively. Fertilizer sales volume for the quarter ended June 30, 2010 of approximately 72,890 tonnes  represents an increase of approximately 13,005 tonnes or 21.7% from sales volume of approximately 59,885 tonnes for the quarter ended June 30, 2009.  Sales of fertilizer products increased by approximately $3,107,000 or 15.5% due primarily to the increase in the sales volume resulting from the growth in demand for fertilizer products.  Although sales prices for the quarter ended June 30, 2010 were still lower than those for the quarter ended June 30, 2009, the prices increased compared to the quarter ended March 31, 2010. The increase in sales volume for our fertilizer products offset the effect of reduced sales price.

                Revenues for the six months ended June 30, 2010 of approximately $43,682,000 increased approximately $1,881,000 or 4.5% from approximately $41,801,000 for the six months ended June 30, 2009.  Chemical sales volume for the six months ended June 30, 2010 of approximately 37,015 tonnes represent an decrease of approximately 1,503 tonnes or 3.9% from the sales volume of approximately 38,518tonnes for the six months ended June 30, 2009.  Sales of chemical products increased by approximately $414,000 or 8.3% mainly due to the increase in the volume of sales of flame retardant as a consequence of a strong demand for the new product, which has a high sales price per tonne, which offset the effect of reduced sales volume.  Fertilizer sales volume for the six months ended June 30, 2010 of approximately 122,178 tonnes  represents an increase of approximately 13,871 tonnes or 12.8% from sales volume of approximately 108,307 tonnes for the six months ended June 30, 2009.  Sales of fertilizer products increased by approximately $1,467,000 or 4% due primarily to the increase in the sales volume resulting from the growth in demand for fertilizer products.  Although sales prices for the six months ended June 30, 2010 were still lower than those for the six months ended June 30, 2009, the increase in sales volume for our fertilizer products offset the effect of reduced sales price.

Cost of Sales

Total cost of sales for the quarter ended June 30, 2010 was approximately $22,176,000 or 83.8% of operating revenues compared to approximately $18,293,000 or 84.6% of operating revenues for the quarter ended June 30, 2009.  Cost of sales for our chemical products for the quarter ended June 30, 2010 was approximately $2,752,000 or 81.7% of chemical operating revenues.  Cost of sales for our chemical products for the quarter ended June 30, 2009 was approximately $1,468,000 or 90.7% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $1,284,000 resulted from the increase in sales volume and in the cost per tonne of calcium chloride and the new flame retardant product.  Cost of sales for our fertilizer products for the quarter ended June 30, 2010 was approximately $19,424,000 or 84.1% of fertilizer operating revenues. Cost of sales for our fertilizer products for the quarter ended June 30, 2009 was approximately $16,825,000 or 84.1% of fertilizer operating revenues. The increase in the cost of sales of fertilizer products of approximately $2,599,000 between the corresponding periods resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production.

Total cost of sales for the six months ended June 30, 2010 was approximately $36,658,000 or 83.9% of operating revenues compared to approximately $35,051,000 or 83.8% of operating revenues for the six months ended June 30, 2009.  Cost of sales for our chemical products for the six months ended June 30, 2010 was approximately $4,160,000 or 77.4% of chemical operating revenues.  Cost of sales for our chemical products for the six months ended June 30, 2009 was approximately $4,040,000 or 81.4% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $120,000 resulted from the increase in sales volume and in the cost per tonne of calcium chloride and the new flame retardant product.  Cost of sales for our fertilizer products for the six months ended June 30, 2010 was approximately $32,498,000 or 84.8% of fertilizer operating revenues. Cost of sales for our fertilizer products for the six months ended June 30, 2009 was approximately $31,011,000 or 84.2% of fertilizer operating revenues. The increase in the cost of sales of fertilizer products of approximately $1,487,000 between the corresponding periods resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production.

Gross Profit

Total gross profit for the quarter ended June 30, 2010 was approximately $4,298,000 or 16.2% of operating revenues compared to approximately $3,325,000 or 15.4% of operating revenues for the quarter ended June 30, 2009. Gross profit for our chemical products for the quarter ended June 30, 2010 was approximately $615,000 or 18.3% of chemical operating revenues.  Gross profit for our chemical products for the quarter ended June 30, 2009 was approximately $150,000 or 9.3% of chemical operating revenues. The increase in the gross profit of chemical products of approximately $465,000 or 310% between the corresponding periods resulted from the increase in sales volume of the new product flame retardant, and from the sale of de-icing salt due to unusual snowy weather in April, 2010. Another factor that increased the gross profit for our chemical products was the increase in the sales price of calcium chloride and flame retardant.  Gross profit for our fertilizer products for the quarter ended June 30, 2010 was approximately $3,683,000 or 15.9% of fertilizer operating revenues. Gross profit for our fertilizer products for the quarter ended June 30, 2009 was approximately $3,175,000 or 15.9% of fertilizer operating revenues. The increase in the gross profit of fertilizer products of approximately $508,000 between the corresponding periods resulted mainly from the increase in sales volume for most of the fertilizer products.

Total gross profit for the six months ended June 30, 2010 was approximately $7,024,000 or 16.1% of operating revenues compared to approximately $6,750,000 or 16.1% of operating revenues for the six months ended June 30, 2009. Gross profit for our chemical products for the six months ended June 30, 2010 was approximately $1,214,000 or 22.6% of chemical operating revenues.  Gross profit for our chemical products for the six months ended June 30, 2009 was approximately $920,000 or 18.5% of chemical operating revenues. The increase in the gross profit of chemical products of approximately $294,000 or 32% between the corresponding periods resulted mainly from the increase in sales volume of the new product flame retardant., Another factor that increased the gross profit for our chemical products was the increase in the sales price of flame retardant and calcium chloride.  Gross profit for our fertilizer products for the six months ended June 30, 2010 was approximately $5,810,000 or 15.2% of fertilizer operating revenues. Gross profit for our fertilizer products for the six months ended June 30, 2009 was approximately $5,830,000 or 15.8% of fertilizer operating revenues. The minimal decrease in the gross profit of fertilizer products of approximately $20,000 between the corresponding periods resulted mainly from the decrease in average sales price in 2010.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,424,000, or 5.4% of operating revenues for the quarter ended June 30, 2010 as compared to approximately $1,125,000 or 5.2 % of operating revenues for the quarter ended June 30, 2009.   The increase was primarily due to the costs incurred in 2010 pertinent to the S-1 registration for the proposed public offering.

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $2,932,000, or 6.7% of operating revenues for the six months ended June 30, 2010 as compared to approximately $2,717,000 or 6.5 % of operating revenues for the six ended June 30, 2009.   The increase was primarily due to the costs incurred in 2010 pertinent to the S-1 registration for the proposed public offering.

Income Taxes

The Company is subject to effective tax rates of 22.4% and 18.5%  for the three months ended June 30, 2010 and 2009, respectively. The income tax expense was approximately $617,000 for the quarter ended June 30, 2010 and approximately $398,000 for same period in 2009.

 The Company is subject to effective tax rates of 27% and 20%  for the six months ended June 30, 2010 and 2009, respectively. The income tax expense was approximately $927,000 for the six months ended June 30, 2010 and approximately $770,000 for same period in 2009.

Net Income

Our net income was approximately $2,132,000 for the quarter ended June 30, 2010 and approximately $1,753,000 for the quarter ended June 30, 2009. The increase in net income was largely due to the increase in operating revenues resulting from the increase in demand for our fertilizer products and our new flame retardant chemical product.  Net income as a percentage of total operating revenues approximated 8.1% and 8.1% for the quarters ended June 30, 2010 and 2009, respectively.

Our net income was approximately $2,506,000 for the six months ended June 30, 2010 and approximately $3,153,000 for the six months ended June 30, 2009. The decrease in net income was mainly due to the increase in interest expense and finance cost pertinent to the $900,000 bridge financing that occurred in February 2010.  Net income as a percentage of total operating revenues approximated 5.7% and 7.5% for the six ended June 30, 2010 and 2009, respectively.

 Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 amounted to approximately $5,354,000.  Net cash provided by operating activities for the six months ended June 30, 2009 amounted to approximately $116,000.  The increase in net cash provided by operating activities of approximately $5,238,000 was primarily due to the increase in government grants and collection of accounts receivable, net of the effect of increased purchases of raw materials and other inventory items.  The price of the key raw materials in the manufacture of fertilizers, namely urea and potassium, had started to recover in 2009 but the markets have since become more volatile.  Management decided that, in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers and entered into agreements with said suppliers at contracted prices.  This will enable the company to maintain its gross profit ratio despite the likelihood of an increase in the price of raw materials.   Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the second quarter, which is considered a planting season.

Investment Activities

Net cash used for investment activities for the six months ended June 30, 2010 amounted to approximately $423,000.  Net cash used for investment activities for the six months ended June 30, 2009 amounted to approximately $91,000.  The increase in cash used for investments activities of approximately $332,000 was mainly due to the increase in acquisition of fixed and intangible assets.

Financing Activities

Net cash provided by and used for financing activities for the six months ended June 30, 2010 and 2009 amounted to approximately $1,669,000 and $400,000, respectively.  This represents an increase of approximately $2,069,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $4,628,000 into our Heze plant through June 30, 2010. However, an additional $19,072,000 is needed to complete the construction and an additional $11,500,000 will be needed for the normal operation of the plant for the first 12 months of operation after completion of the plant.  Upon completion of the offering, we anticipate that we will have sufficient capital to meet our cash requirements for the completion of our Heze fertilizer plant and the expansion of our Thiophene product line.

On February 3, 2010, we issued promissory notes in the aggregate of $900,000 to certain accredited investors.  The notes bear interest at 20% per annum and mature on August 3, 2010.  The Investors received warrants to purchase an aggregate of 495,000 shares of common stock.  Each warrant is exercisable until February 2013 at an initial exercise price of $2.25 per share.  The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement within one year from date of closing.  In the event the Investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured loan in the amount of $293,000. The loan is not subject to any interest. The loan is due and payable on February 1, 2013.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker village Branch, for a loan in the amount of $2,938,000. The loan is due and payable on March 8, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest shall be payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $588,000. The loan is due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest shall be payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical.

On June 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,011,000. The loan is not subject to any interest. The loan is due and payable on June 3, 2012.

On June 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $661,000. The loan is due and payable on September 24, 2010. The interest rate is of 6.92% per annum. Interest shall be payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Only Chemical (Asia-Pacific) Co., Limited, one of our customers.

While we have interest bearing loans in the aggregate principal amount of $4,029,000 which come due on or before December 31, 2010, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due during the fiscal year ended December 31, 2010.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

 The following tables summarize our contractual obligations as of June 30, 2010 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year		1-3 Years	3-5 Years	5 Years +
	(in thousands)
Contractual Obligations :
Operating Lease	$299		$68	$10	$10	$211
Loans, Notes and Other Borrowings
Other short-term borrowings	$779		$779	$-	$-	$-
Short-term interest-bearing borrowings	$6,666		$6,666	$-	$-	$-
Promissory notes	$972		$972	$-	$-	$-
Other long-term borrowings	$1,304	$		$1,304
Total Loans, Notes and Other Borrowings	$9,721		$8,417	$1,304	$-	$-

Total Contractual Obligations:	$10,020		$8,485	$1,314	$10	$211

Off-balance Sheet Arrangements

     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.

Critical Accounting Policies and Estimates

     Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Our financial statements reflect the selection application of accounting policies which require management to make significant estimates and judgments.

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

Allowance of bad and doubtful debts .

     The provisioning policy for bad and doubtful debts of the Company is based on the evaluation of collectability and aging analysis of the accounts receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each debtor.  If the financial conditions of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance will be required.

Allowance for inventories.

     Management reviews an aging analysis of inventories at each balance sheet date, and make allowance for obsolete and slow-moving inventory items identified that are no longer recoverable or suitable for use in production. The management estimates the net realizable value for finished goods and work-in-progress based primarily on the latest invoice prices and current market conditions. The Company carries out an inventory review on a product-by-product basis at each balance sheet date and makes allowances for obsolete items.

 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending Accounting Standards Codification (“ASC”) Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity.

ASU No. 2010-06, the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU No. 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The management are in the process of assessing the possible impact on the future adoption of these ASU, but are not yet in a position to reasonably estimate their impact on the Company’s financial statements.

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

 As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended June 30, 2010 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: August 2, 2010
/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2010	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)