Form 10-Q
period 2010-09-30
Changda International Holdings, Inc.
filed 2010-11-15
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-53566

CHANGDA INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0521484 (I.R.S. Employer Identification No.)
10 th Floor Chenhong Building No. 301 East Dong Feng Street Weifang, Shandong, People’s Republic of China (Address of principal executive offices)	261041 (Zip Code)
86-536 8513228
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes        No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes       No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes       No 

As of November 12, 2010, there are 18,964,025 shares of our common stock, par value $0.001 per share common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

	Note	As of September 30, 2010	As of December 31, 2009
		US$’000	US$’000
ASSETS		(unaudited)

Current assets
Cash and cash equivalents		9,768	2,275
Trade and other receivables, net		12,928	17,052
Inventories		5,906	3,033
Prepaid lease payments, net		62	37
Government grant receivables in respect of tax		2,785	2,720

Total current assets		31,449	25,117

Intangible assets		3	4
Property, plant and equipment		16,850	15,372
Prepaid lease payments, net		2,903	1,687

Total assets		51,205	42,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		4,875	3,908
Shareholders’ loans		793	1,833
Short-term interest-bearing borrowings		7,936	6,172
Promissory notes	10	1,025	-
Income tax payables		3,116	3,172

Total current liabilities		17,745	15,085

Deferred government grants		799	793
Long-term portion of shareholders’ loans		1,331	-

Total non-current liabilities		2,130	793

Total liabilities		19,875	15,878

Commitments and contingencies	7	-	-

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 18,964,025 shares issued and outstanding as of September 30, 2010 and December 31, 2009	4	19	19
Additional paid-in capital		5,925	5,465
Statutory reserves		2,719	2,637
Accumulated other comprehensive income		2,092	1,324
Accumulated profits		20,575	16,857

Total stockholders’ equity		31,330	26,302

Total liabilities and stockholders’ equity		51,205	42,180

See the accompanying notes to condensed consolidated financial statements.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and
Other Comprehensive Income

		Nine months ended September 30,		Three months ended September 30,
	Note	2010	2009	2010	2009
		US$’000	US$’000	US$’000	US$’000
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues		61,117	51,978	17,322	10,177

Cost of sales		(51,090)	(43,581)	(14,337)	(8,530)

Gross profit		10,027	8,397	2,985	1,647

Operating expenses
Depreciation of property, plant and equipment		(217)	(201)	(80)	(67)
Amortization of intangible assets		(1)	(1)	-	-
Amortization of prepaid lease expenses		(27)	(28)	(9)	(10)
Selling, general and administrative expenses		(3,834)	(3,581)	(1,051)	(1,016)

Operating income		5,948	4,586	1,845	554

Other income		29	39	7	4
Interest income		6	2	4	1
Interest expenses		(425)	(212)	(187)	(66)
Other finance cost		(460)	-	(16)	-

Income before income taxes		5,098	4,415	1,653	493

Income taxes	5	(1,298)	(940)	(369)	(169)

Net income		3, 800	3,475	1,284	324

Other comprehensive income
Foreign currency translation adjustment		768	50	646	1,481

Total comprehensive income		4,568	3,525	1,930	1,805

Earnings per common stock ($)	3
- Basic		0.20	0.19	0.07	0.02
- Diluted		0.20	0.18	0.07	0.02

Weighted average number of common stocks	3
- Basic		18,964,025	18,698,686	18,964,025	18,870,618
- Diluted		18,964,025	18,784,067	18,964,025	18,960,032

See the accompanying notes to condensed consolidated financial statements.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	3,800	3,475
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,332	1,291
Amortization of intangible assts	1	1
Amortization of prepaid lease payments	27	28
Exchange differences	143	19
Government grants recognized	(13)	(12)
Loss on disposal of property, plant and equipment	5	1
Issuance of stock in exchange of services	-	216
Cost of warrants issued	460	-
Changes in operating assets and liabilities:
Inventories	(2,801)	(3,847)
Trade and other receivable, net	3,303	(1,917)
Trade and other payables	874	919
Income tax payable	(132)	(154)

Net cash from operating activities	6,999	20

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,450)	(173)
Proceeds from disposal of property, plant and equipment	1	1

Net cash used in investing activities	(2,449)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans issued	9,186	1,940
Repayment of shareholders’ loan	(6,297)	(2,038)
Proceeds from issuance of stock	-	-

Net cash from (used in) financing activities	2,889	(98)

Net increase (decrease) in cash and cash equivalents	7,439	(250)

Cash and cash equivalents at beginning of period	2,275	579

Effect on exchange rate changes	54	1

Cash and cash equivalents at end of period	9,768	330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the period, cash was paid for the following:
Income taxes	1,457	1,094

Interest	294	212

See the accompanying notes to condensed consolidated financial statements.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of September 30, 2010 and December 31, 2009, and its results of operations for the three months and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.

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

The principal subsidiaries of CIHI after the Share Exchange Transaction are Weifang Changda Chemical  Co., Ltd. (“Changda Chemical”), Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”) and Fengtai Changda Fertilizer Co., Ltd. (“Fengtai Changda”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent and drugs intermediate. Changda Fertilizer and Fengtai Changda are limited liability companies incorporated in the PRC. The registered office of both of Changda Fertilizer and Fengtai Changda are located at Weifang Binhai Development Zone, Shandong, PRC. The principal activity of Changda Fertilizer and Fengtai Changda is manufacturing and trading of fertilizers.

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

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2010 for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing in Receivables and the Allowance for Credit Losses”, which will require the Company to expand disclosures about the credit quality of the Company’s financing receivables and its allowance for credit losses on a disaggregated basis. This ASU will also require the Company to disclose additional information related to credit quality indicators, nonaccrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for financing receivables and its allowance for credit losses, the adoption will have no impact on the Company’s results of financial position.

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

Earnings per common stock were computed as follows:

	Nine months ended September 30, 2010			Three months ended September 30, 2010
	Income	Weighted average number of common stocks	Per common stock amount	Income	Weighted average number of common stocks	Per common stock amount
	US$’000		US$	US$’000		US$

Basic earnings per common stock
Net income attributable to common stockholders	3,800	18,964,025	0.20	1,284	18,964,025	0.07

For the three months and nine months ended September 30, 2010, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

	Nine months ended September 30, 2009			Three months ended September 30, 2009
	Income	Weighted average number of common stocks	Per common stock amount	Income	Weighted average number of common stocks	Per common stock amount
	US$’000		US$	US$’000		US$

Basic earnings per common stock
Net income attributable to common stockholders	3,475	18,698,686	0.19	324	18,870,618	0.02

Dilutive earnings per common stock
Net income attributable to common stockholders	3,475	18,698,686		324	18,870,618
Effect of dilutive securities
Warrants		85,381		-	89,414

	3,475	18,784,067	0.18	324	18,960,032	0.02

For the three months and nine months ended September 30, 2009, the Company has included all potentially dilutive securities in the calculation of diluted earnings per common stock.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	STOCKHOLDERS’ EQUITY

Common stock
As of September 30, 2010, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 18,964,025 shares issued and outstanding.

During the nine months ended September 30, 2010, no new share was issued.

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

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

(a)	Income tax expenses comprised the following:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000
Current taxes arising in the PRC:
- For the period	1,298	940	369	169

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	INCOME TAXES (CONTINUED)

(a)	(Continued)

As of September 30, 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended September 30, 2010 and 2009, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	1,275	1,098	413	123
Effect on tax incentives / holiday	(320)	(375)	(98)	(60)
Non-deductible items	363	241	76	113
Non-taxable items	-	(10)	-	-
Others	(20)	(14)	(22)	(7)

Income tax expenses	1,298	940	369	169

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)	Relationship of related parties

Party	Existing relationship with the Company

Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Cai Ran	Family member of the directors of the Company
Mr. Zhu Xin Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Crajg Marshak	Director of the Company
Mr. Jan Pannemann	Key Management of the Company
Mr. David Cohen	Director of the Company

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of related party transactions
	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Key management personnel, including directors:	262	33	67	11
Short-term employee benefits

(c)	Summary of related party balances

	As of September 30, 2010	As of December 31, 2009
	US$’000	US$’000
Loans:
Loans from Mr. Zhu Qing Ran and his family member	2,124	1,833

Current portion (included in Shareholders’ loans	793	1,833
Non-current portion (included in Long-term portion of Shareholders’ loans	1,331
	2,124	1,833

	As of September 30, 2010	As of December 31, 2009
	US$’000	US$’000
Due from (included in other receivables):
Mr. Zhu Qing Ran	9	80
Mr. Zhu Xiao Ran	-	6
Mr. Zhu Chi Ran	1	-
Mr. Zhu Xin Ran	12	-

	22	86
Due to (included in other payables):
Geo Genesis Group Inc.	35	17
Mr. Zhu Qing Ran	238	28
Mr. Zhu Hua Ran	175	100
Mr. Charles Brock	7	17
Mr. Carsten Aschoff	14	15
Mr. Craji Marshak	8	3
Ms. Jan Panneman	27	7
Mr. David Cohen	12	3

	516	190

The loan from Mr. Zhu Qing Ran of US$1,031,000 is unsecured, interest-free and has a fixed repayment term of 2 years which will expire in June 2012. The loan from a family member of Mr. Zhu Qing Ran of US$1,093,000 is unsecured, interest-free and has the following repayment terms: $793,000 due in a year and $300,000 with a fixed repayment term of 3 years which will expire in February 2013. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Guarantee

A bank loan of Changda Fertilizer amounted to US$749,000 is secured by a guarantee issued by the Chairman and CEO of the Company.

7.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company had capital commitments for construction projects amounting to US$191,059.

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,713,000 and buildings under property, plant and equipment with a net book value of approximately US$4,184,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company are organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30, 2010				Nine months ended September 30, 2009
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	52,361	8,756	-	61,117	46,284	5,694	-	51,978
Cost of sales	(44,308)	(6,782)	-	(51,090)	(38,899)	(4,682)	-	(43,581)
Depreciation of property, plant and equipment	(89)	(128)	-	(217)	(89)	(112)	-	(201)
Amortization of intangible assets	(1)	-	-	(1)	(1)	-	-	(1)
Amortization of prepaid lease expenses	(16)	(11)	-	(27)	(16)	(12)	-	(28)
Interest income	5	1	-	6	2	-	-	2
Interest expenses	(194)	(100)	(131)	(425)	(162)	(50)	-	(212)
Other segment income	13	16	-	29	13	26	-	39
Other segment expenses	(2,221)	(787)	(826)	(3,834)	(2,115)	(564)	(902)	(3,581)
Other finance cost	-	-	(460)	(460)	-	-	-	-
Income taxes	(1,153)	(145)	-	(1,298)	(895)	(45)	-	(940)

Segment profit	4,397	820	(1,417)	3,800	4,122	255	(902)	3,475

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	SEGMENT REPORTING (CONTINUED)

The following table summarizes financial information for each of the business segments for the three months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010				Three months ended September 30, 2009
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	13,953	3,369	-	17,322	9,,443	734	-	10,177
Cost of sales	(11,726)	(2,611)	-	(14,337)	(7,888)	(642)	-	(8,530)
Depreciation of property, plant and equipment	(29)	(51)	-	(80)	(29)	(38)	-	(67)
Amortization of prepaid lease expenses	(6)	(3)	-	(9)	(5)	(5)	-	(10)
Interest income	4	-	-	4	1	-	-	1
Interest expenses	(83)	(46)	(58)	(187)	(54)	(12)	-	(66)
Other segment income	4	3	-	7	4	-	-	4
Other segment expenses	(601)	(236)	(214)	(1,051)	(472)	(107)	(437)	(1,016)
Other finance cost	-	-	(16)	(16)	-	-	-	-
Income taxes	(321)	(48)	-	(369)	(178)	9	-	(169)

Segment profit	1,195	377	(288)	1,284	822	(61)	(437)	324

10.	PROMISSORY NOTES

On February 3, 2010, the Company entered into a Securities Purchase Agreement with nine purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“February 2010 Notes”). The February 2010 Notes are due and payable on August 3, 2010, together with accrued interest at the rate of 20% per annum. The February 2010 Notes were classified as current liabilities with the corresponding interest of US$125,000, in aggregate, accrued for the nine months ended September 30, 2010.

In conjunction with the February 2010 Notes, the Company issued warrants to purchasers of the Febraury 2010 Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The Company assessed the terms in accordance with ASC Topic 815 “Derivatives and Hedging” and determined that the PN Warrants should be accounted for as equity and are valued at fair value at the date of issuance.

In early August 2010, the Company contacted each of the holders of the February 2010 Notes in order to request an extension of the Maturity Date.  On August 3, 2010, holders of an aggregate of $200,000 of the February 2010 Notes entered into an agreement with the Company pursuant to which the maturity date of the February 2010 Notes held by such persons have been extended until the earlier of (i) December 1, 2010 or (ii) 5 business days after the closing of a public offering of our equity and/or debt securities (the “New Maturity Date”).  In consideration for the extension of the maturity date to the New Maturity Date, the Company agreed to provide these holders of the February 2010 Notes with the following consideration:

(i)	the payment of an additional 5% interest on the February 2010 Notes commencing from August 3, 2010 until the New Maturity Date;
(ii)
a downward adjustment of the exercise price of the 110,000 PN Warrants issued in connection with the February 2010 Notes from US$2.25 to US$0.75, the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on August 2, 2010, the last trading day prior to the date of the agreement;

(iii)
an amendment to the cashless feature of the warrants issued in connection with the February 2010 Notes to make the warrants exercisable on a cashless basis immediately as of the date of the agreement; and

(iv)	the payment of a pro-rata portion of a US$25,000 payment of interest on the aggregate principal amount of US$900,000 of February 2010 Notes outstanding as of the date of the Agreement.

On August 6, 2010, holders of an aggregate of $500,000 principal amount of the February 2010 Notes informed us that we were in default and demanded repayment under the February 2010 Notes.  Pursuant to the terms of the February 2010 Notes, the Company has five (5) business days to cure an event of default under the February 2010 Notes.  Therefore, the holders of the February 2010 Notes are entitled to, among other things (i) the principal amount of the February 2010 Notes along with any interest accrued but unpaid thereon, (ii) an additional interest at a rate of 5% per annum upon and during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.  On October 1, 2010, the Company received further notice that on September 27, 2010, holders of an aggregate of $250,000 principal amount of the February 2010 Notes filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York (the “Court”), Index No. 651595/10, against the Company seeking repayment of their respective February 2010 Notes.

As of the date of this report, the Company has not received any response or correspondences from the holder of the remaining $200,000 aggregate principal amount of the February 2010 Notes.

While the Company had cash and cash equivalents of approximately $9.8 million as of September 30, 2010 as reported in the condensed consolidated financial statements, the Company has encountered difficulties in remitting funds out of the PRC to repay the February 2010 Notes.  Specifically, the State Administration of Foreign Exchnage (SAFE), which must approve certain registration and amendment procedures necessary for capital inflow from an offshore entity, such as inbound investments or shareholders loans, or capital outflow to an offshore entity, such as the payment of profits or dividends, liquidation distribution, equity sales proceeds, or return of funds upon a capital reduction, did not grant the PRC subsidiaries approval to remit funds out of the PRC.  The Company is currently working on making arrangements to honor our obligations under the February 2010 Notes, either from the PRC operating subsidiaries or otherwise.  However, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the February 2010 Notes. If such indebtedness has not been repaid prior to the effectiveness of any registration statement then the Company intends to use a portion of the proceeds from the offering to repay such indebtedness so that following the offering, all principal and accrued but unpaid interest and penalties accrued thereon shall be satisfied in full.

If the Company does not repay the principal and all interest and penalties accrued under the February 2010 Notes within a timely fashion, the Company may be required to sell assets or curtail operations, any of which could adversely affect our revenues and financial position. Interest continues to accrue on the February 2010 Notes at a rate of 25% per annum.

The Company is currently working on making arrangements to honor its obligations under the February 2010 Notes, either from the PRC operating subsidiaries or otherwise, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the February 2010 Notes.

The fair value of the PN Warrants was estimated as US$0.9 per warrant at the date of issuance using the Black-Scholes model and graded vesting method together with the following assumptions:

At date of issuance
Expected volatility	29%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.57%

The change in fair value of the 110,000 PN Warrants was estimated as US$0.14 per warrant at the date of modification on exercise price from US$2.25 to US$0.75 using the Black-Scholes model and graded vesting method together with the following assumptions:

At date of modification on exercise price
Expected volatility	30%
Expected dividends	Nil
Expected life	2.5 years
Rise-free interest rate	1.47%

During the nine months ended September 30, 2010, no PN Warrant has been exercised. There are 495,000 PN Warrants outstanding and exercisable as of September 30, 2010.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

11.	STOCK BASED COMPENSATION

	Number of warrants	Weighed-average exercise price

Warrants outstanding and exercisable as of September 30, 2010 and January 1, 2010	359,934	$	US3.60

There is no movement during the nine months ended September 30, 2010.

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

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended September  30, 2010, 81% of our revenues ($14 million) were derived from our fertilizer products and 19% of our revenues ($3 million) were derived from our chemical products.

In accordance with ASC Topic 280, Segment Reporting and based on the nature of revenue, we are organized into two business segments, consisting of (i) fertilizer products and (ii) chemical products, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

Product Pricing

Our products that account for a substantial amount of our sales are fertilizers, de-icing salt, and flame retardant. The establishment of the sales price of these products are influenced primarily by the cost of the raw materials, economic conditions which affect the price and demand for agricultural products, China’s export tariffs which impact the price of products domestically, and weather conditions.

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78 th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 -2014 made in Paris, France in September 2010, management believes that this trend is going to stop and is anticipated that prices will begin to increase in 2010 as the demand for fertilizer products increases.  Average sales prices of fertilizers increased during the third quarter of 2010 compared to those during the third quarter of 2009 and the second quarter of 2010.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  The peak selling seasons for our chemical products are the first and fourth quarters of the year.  These quarters are the winter season in China, hence the strong demand for deicing salt, calcium chloride and salt. The third quarter of the year is typically our slowest due to the low demand for our chemical products.
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

Our products sold through our distributor, China Post are sold under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are on the same terms and expire on December 31, 2010.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are, they are renewed on terms less favorable to us, with any local branch of China Post will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

For the quarter ended September 30, 2010, our top ten selling fertilizers were as follows:
Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	3,026,524	22%
2	S 16-8-16	S- Compound	1,434,005	10%
3	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	1,428,173	10%
4	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,288,297	9%
5	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	1,126,658	8%
6	New fertilizer (slow release) 16-8-16	S- Compound	810,839	6%
7	New fertilizer (slow release) 18-9-18	S-Compound	770,128	6%
8	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	761,839	5%
9	S 15-15-15	S-Compound	680,088	5%
10	Chlorine 24-8-8	Cl-Compound	582,822	4%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the three months ended September 30, 2010 of approximately $10,159,000 and $3,794,000, respectively or 73% and 27% of our revenues.

Chemical Products

Products

Our principal chemical products are snow melting agents, flame retardant, and various other industrial chemicals.  Snow melting agents are de-icing salts, other salts and calcium chloride. The snow melting agents are a white, odorless and soluble solid compound and are used primarily to de-ice airports, roads and golf courses in the winter seasons, spread by winter service vehicles.

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

Our chemical products, which had the highest sales volumes for the quarter ended September 30, 2010, are listed below:
Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	2,001,761	59%
2	Calcium Chloride	625,525	19%
3	Thiophene	550,827	16%
4	Magnesium Chloride	180,447	5%

For the quarter ended September 30, 2010,  our new flame retardant product became one of our highest selling products as  a result of our increased marketing efforts  to promote the product.

Default on the February 2010 Notes

On February 3, 2010, we issued promissory notes in the aggregate principal amount of $900,000 to certain accredited investors (the “February 2010 Notes”).  The notes bear interest at 20% and matured on August 3, 2010 (the “Maturity Date”).

In early August 2010, we contacted each of the holders of the February 2010 Notes in order to request an extension of the Maturity Date.  On August 3, 2010, holders of an aggregate of $200,000 of the February 2010 Notes entered into an agreement with us pursuant to which the maturity date of the February 2010 Notes held by such persons have been extended until the earlier of (i) December 1, 2010 or (ii) 5 business days after the closing of a public offering of our equity and/or debt securities (the “New Maturity Date”).  In consideration for the extension of the Maturity Date to the New Maturity Date, we agreed to provide these holders of the February 2010 Notes with the following consideration:

(i)	the payment of an additional 5% interest on the February 2010 Notes commencing from August 3, 2010 until the New Maturity Date;
(ii)
a downward adjustment of the exercise price of the 110,000PN Warrants issued in connection with the February 2010 Notes from $2.25 to $0.75, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on August 2, 2010, the last trading day prior to the date of the agreement;

(iii)	an amendment to the cashless feature of warrants issued in connection with the February 2010 Notes to make the warrants exercisable on a cashless basis immediately as of the date of the agreement; and
(iv)	the payment of a pro-rata portion of a $25,000 payment of interest on the aggregate principal amount of $900,000 of the February 2010 Notes outstanding as of the date of the agreement.

On August 6, 2010, holders of an aggregate of $500,000 principal amount of the February 2010 Notes informed us that we were in default and demanded repayment under the February 2010 Notes.  Pursuant to the terms of the February 2010 Notes, we have five (5) business days to cure an event of default under the February 2010 Notes. Therefore, the holders of the February 2010 Notes are entitled to, among other things (i) the principal amount of the February 2010 Notes along with any interest accrued but unpaid thereon, (ii) an additional interest at a rate of 5% per annum upon and during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.

As of the date of this report, we have not received any response or correspondence from the holder of the remaining $200,000 aggregate principal amount of the February 2010 Notes.

While we had cash and cash equivalents of approximately $9.8 million as of September 30, 2010 as reported in our condensed consolidated financial statements, we have encountered difficulties in remitting funds out of the PRC to repay the February 2010 Notes.  Specifically, the State Administration of Foreign Exchange (SAFE), which must approve certain registration and amendment procedures necessary for capital inflow from an offshore entity, such as inbound investments or shareholders loans, or capital outflow to an offshore entity, such as the payment of profits or dividends, liquidation distribution, equity sales proceeds, or return of funds upon a capital reduction, did not grant the PRC subsidiaries approval to remit funds out of the PRC.  We are currently working on making arrangements to honor our obligations under the February 2010 Notes, either from our PRC operating subsidiaries or otherwise.  However, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the February 2010 Notes. If such indebtedness has not been repaid prior to the effectiveness of the registration statement of which this report forms a part then we intend to use a portion of the proceeds from this offering to repay such indebtedness so that following the offering, all principal and accrued but unpaid interest and penalties accrued thereon shall be satisfied in full.

If we do not repay the principal and all interest and penalties accrued under the February 2010 Notes within a timely fashion, we may be required to sell assets or curtail operations, any of which could adversely affect our revenues and financial position. Interest continues to accrue on the February 2010 Notes at a rate of 25% per annum.

On October 1, 2010, the Company received notice that on September 27, 2010, holders of an aggregate of $250,000 principal amount of the February 2010 Notes filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York (the “Court”), Index No. 651595/10, against the Company seeking repayment of their respective February 2010 Notes. The Company is currently working on making arrangements to honor its obligations under the February 2010 Notes, either from the PRC operating subsidiaries or otherwise, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the February 2010 Notes.

Results of Operations

Three and nine months ended September 30,2010 as compared to the three and nine  months ended September 30, 2009

The following tables set forth our summary statement of operations data for the three and six months ended September 30, 2010 and 2009, and our summary balance sheet as of September 30, 2010 and 2009.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
			As of
Selected Balance Sheet Data			September 30,
			2010	2009
Balance Sheet Information:			US$'000
Working capital			$13,704	$8,553
Total assets			51,205	39,532
Total liabilities			19,875	14,585
Additional Paid-In Capital			5,925	5,266
Accumulated Profit			20,575	15,602
Stockholders’ equity			31,330	39,532

	Nine Months Ended		Three Months Ended
Selected Statement of Operations Data:	September 30,		September 30,
	2010	2009	2010	2009
	US$'000		US$'000
INCOME
Operating revenues
Chemical	8,756	5,694	3,369	734
Fertilizer	52,361	46,284	13,953	9,443
Total	$61,117	$51,978	$17,322	$10,177

COST OF SALES
Chemical	6,782	4,682	2,611	642
Fertilizer	44,308	38,899	11,726	7,888
Total	$51,090	$43,581	$14,337	$8,530

GROSS PROFIT
Chemical	1,974	1,012	758	92
Fertilizer	8,053	7,385	2,227	1,555
Total	$10,027	$8,397	$2,985	$1,647

OPERATING EXPENSES
Administrative expenses	4,079	3,811	1,140	1,093
Finance expense	885	212	203	66
Other expenses (income)	(35)	(41)	(11)	(5)
Tax	1,298	940	369	169
Total Operating Expenses	$6,227	$4,922	$1,701	$1,323

NET INCOME	$3,800	$3,475	$1,284	$324
Operating Revenues

Revenues for the quarter ended September 30, 2010 of approximately $17,322,000 increased approximately $7,145,000 or 70.2% from approximately $10,177,000 for the quarter ended September 30, 2009.  Chemical sales volume for the quarter ended September 30, 2010 of approximately 6,418 tonnes  represent an increase of approximately 2,995 tonnes or 87.5% from sales volume of approximately 3,423 tonnes for the quarter ended September 30, 2009.  Sales of chemical products increased by approximately $2,635,000 or 359% mainly due to the increase in the volume of sales of flame retardant as a consequence of a strong demand for the new product, which has a high sales price per tonne, as well as of thiophene, calcium chloride and magnesium chloride. Concurrent with the increase in sales volume, the average sales price of flame retardant and thiophene increased approximately 50.9% and 25.1%, respectively. Fertilizer sales volume for the quarter ended September 30, 2010 of approximately 42,363 tonnes  represents an increase of approximately 10,865 tonnes or 34.5% from sales volume of approximately 31,498 tonnes for the quarter ended September 30, 2009.  Sales of fertilizer products increased by approximately $4,510,000 or  47.8% due primarily to the increase in the sales volume resulting from the growth in demand for fertilizer products.  Concurrent with the increase in sales volume, the average sales price of the best-selling fertilizer products also increased in the third quarter of 2010 compared to those in the comparative quarter in 2009.

                Revenues for the nine months ended September 30, 2010 of approximately $61,117,000 increased approximately $9,139,000 or 17.6% from approximately $51,978,000 for the nine months ended September 30, 2009.  Chemical sales volume for the nine months ended September 30, 2010 of approximately 43,432 tonnes represent an increase of approximately 1,491 tonnes or 3.6% from the sales volume of approximately 41,941 tonnes for the nine months ended September 30, 2009.  Sales of chemical products increased by approximately $3,062,000 or  53.8% mainly due to the increase in the volume of sales of flame retardant as a consequence of a strong demand for the new product, which has a high sales price per tonne. Fertilizer sales volume for the nine months ended September 30, 2010 of approximately 164,541 tonnes represents an increase of approximately 24,736 tonnes or 17.3% from sales volume of approximately 139,805 tonnes for the nine months ended September 30, 2009.  Sales of fertilizer products increased by approximately $6,077,000 or 13.1% due primarily to the increase in the sales volume resulting from the growth in demand for fertilizer products as well as the increase in average sales price of the best-selling fertilizer products in the third quarter of 2010.

Cost of Sales

Total cost of sales for the quarter ended September 30, 2010 was approximately $14,337,000 or 82.8% of operating revenues compared to approximately $8,530,000 or 83.8% of operating revenues for the quarter ended September 30, 2009.  Cost of sales for our chemical products for the quarter ended September 30, 2010 was approximately $2,611,000 or 77.5% of chemical operating revenues.  Cost of sales for our chemical products for the quarter ended September 30, 2009 was approximately $642,000 or 87.5% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $1,969,000 resulted from the increase in sales volume and in the cost per tonne of calcium chloride and the new flame retardant product.  Cost of sales for our fertilizer products for the quarter ended September 30, 2010 was approximately $11,726,000 or 84% of fertilizer operating revenues. Cost of sales for our fertilizer products for the quarter ended September 30, 2009 was approximately $7,888,000 or 83.5% of fertilizer operating revenues. The increase in the cost of sales of fertilizer products of approximately $3,838,000 between the corresponding periods resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production.

Total cost of sales for the nine months ended September 30, 2010 was approximately $51,090,000 or 83.6% of operating revenues compared to approximately $43,581,000 or 83.8% of operating revenues for the nine months ended September 30, 2009.  Cost of sales for our chemical products for the nine months ended September 30, 2010 was approximately $6,782,000 or 77.5% of chemical operating revenues.  Cost of sales for our chemical products for the nine months ended September 30, 2009 was approximately $4,682,000 or 82.2% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $2,100,000 resulted from the increase in sales volume and in the cost per tonne of calcium chloride and the new flame retardant product.  Cost of sales for our fertilizer products for the nine months ended September 30, 2010 was approximately $44,308,000 or 84.6% of fertilizer operating revenues. Cost of sales for our fertilizer products for the nine months ended September 30, 2009 was approximately $38,899.000 or 84% of fertilizer operating revenues. The increase in the cost of sales of fertilizer products of approximately $5,409,000 between the corresponding periods resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production.

Gross Profit

Total gross profit for the quarter ended September 30, 2010 was approximately $2,985,000 or 17.2% of operating revenues compared to approximately $1,647,000 or 16.2% of operating revenues for the quarter ended September 30, 2009. Gross profit for our chemical products for the quarter ended September 30, 2010 was approximately $758,000 or 22.5% of chemical operating revenues.  Gross profit for our chemical products for the quarter ended September 30, 2009 was approximately $92,000 or 12.5% of chemical operating revenues. The increase in the gross profit of chemical products of approximately $666,000 or 723% between the corresponding periods resulted mainly from the increase in sales volume of the new product flame retardant. Concurrent with the increase in sales volume, the average sales price of flame retardant and thiophene increased approximately 50.9% and 25.1%, respectively. Gross profit for our fertilizer products for the quarter ended September 30, 2010 was approximately $2,227,000 or 16% of fertilizer operating revenues. Gross profit for our fertilizer products for the quarter ended September 30, 2009 was approximately $1,555,000 or 16.5% of fertilizer operating revenues. The increase in the gross profit of fertilizer products of approximately $672,000 between the corresponding periods resulted mainly from the increase in sales volume for most of the fertilizer products. Concurrent with the increase in sales volume, the average sales price of the best-selling fertilizer products also increased in the third quarter of 2010 compared to those in the comparative quarter in 2009.

Total gross profit for the nine months ended September 30, 2010 was approximately $10,027,000 or 16.4% of operating revenues compared to approximately $8,397,000 or 16.2% of operating revenues for the nine months ended September 30, 2009. Gross profit for our chemical products for the nine months ended September 30, 2010 was approximately $1,974,000 or 22.5% of chemical operating revenues.  Gross profit for our chemical products for the nine months ended September 30, 2009 was approximately $1,012,000 or 17.8% of chemical operating revenues. The increase in the gross profit of chemical products of approximately $962,000 or 95% between the corresponding periods resulted mainly from the increase in sales volume of the new product flame retardant., Another factor that increased the gross profit for our chemical products was the increase in the sales price of flame retardant and thiophene.  Gross profit for our fertilizer products for the nine months ended September 30, 2010 was approximately $8,053,000 or 15.4% of fertilizer operating revenues. Gross profit for our fertilizer products for the nine months ended September 30, 2009 was approximately $7,385,000 or 16% of fertilizer operating revenues. The increase in the gross profit of fertilizer products of approximately $668,000 between the corresponding periods resulted mainly from the increase sales volume and in the average sales price of the best-selling fertilizer products during the third quarter 2010.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,140,000, or 6.6% of operating revenues for the quarter ended September 30, 2010 as compared to approximately $1,093,000 or 10.7 % of operating revenues for the quarter ended September 30, 2009.   The increase was primarily due to the costs incurred in 2010 pertinent to the S-1 registration for the proposed public offering and increased transportation costs.

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $4,079,000, or 6.7% of operating revenues for the nine months ended September 30, 2010 as compared to approximately $3,811,000 or 7.3 % of operating revenues for the nine ended September 30, 2009.   The increase was primarily due to the costs incurred in 2010 pertinent to the S-1 registration for the proposed public offering and increased transportation costs.

Income Taxes

The Company is subject to effective tax rates of 22.3% and 34.3% for the three months ended September 30, 2010 and 2009, respectively. The income tax expense was approximately $369,000 for the quarter ended September 30, 2010 and approximately $169,000 for same period in 2009.

 The Company is subject to effective tax rates of 25.5% and 21.3% for the nine months ended September 30, 2010 and 2009, respectively. The income tax expense was approximately $1,298,000 for the nine months ended September 30, 2010 and approximately $940,000 for same period in 2009.

Net Income

Our net income was approximately $1,284,000 for the quarter ended September 30, 2010 and approximately $324,000 for the quarter ended September 30, 2009. The increase in net income was largely due to the increase in operating revenues resulting from the increase in demand for our fertilizer products and our new flame retardant chemical product.  Net income as a percentage of total operating revenues approximated 7.4% and 3.2% for the quarters ended September 30, 2010 and 2009, respectively.

Our net income was approximately $3,800,000 for the nine months ended September 30, 2010 and approximately $3,475,000 for the nine months ended September 30, 2009. The increase in net income was mainly due to the increase in operating revenues.  Interest expense and finance cost pertinent to the $900,000 bridge financing that occurred in February 2010 accounted for the reduction in the percentage of net income to operating revenues for the nine months ended September 30, 2010 compared to the same period in 2009 .  Net income as a percentage of total operating revenues approximated 6.2% and 6.7% for the nine ended September 30, 2010 and 2009, respectively.

 Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 amounted to approximately $6,999,000.  Net cash from operating activities for the nine months ended September 30, 2009 amounted to approximately $20,000.  The increase in net cash provided by operating activities of approximately $6,979,000 was primarily due to the increase in net income, government grants and collection of accounts receivable, net of the effect of increased purchases of raw materials and other inventory items.  The price of the key raw materials in the manufacture of fertilizers, namely urea and potassium, had started to recover in 2009 but the markets have since become more volatile.  Management decided that, in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers and entered into agreements with said suppliers at contracted prices.  This will enable the company to maintain its gross profit ratio despite the likelihood of an increase in the price of raw materials.   Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the fourth quarter, which is considered a planting season.

Investment Activities

Net cash used for investment activities for the nine months ended September 30, 2010 and 2009 amounted to approximately $2,449,000 amd $172,000.  The increase in cash used for investments activities of approximately $2,327,000 was mainly due to the increase in acquisition of fixed and intangible assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 amounted to approximately $2,889,000. Net cash used for financing activities amounted to $98,000.  This represents an increase of approximately $2,987,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $4,735,000 into our Heze plant through September 30, 2010. However, an additional $18,965,000 is needed to complete the constructions and an additional $11,500,000 will be needed for the normal operation of the plant and Thiophene product line for the first 12 months of operation after its completion.  Upon completion of the offering, we anticipate that we will have sufficient capital to meet our cash requirements for the completion of our Heze fertilizer plant and the expansion of our Thiophene product line.

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

In early August 2010, the Company contacted each of the holders of the February 2010 Notes in order to request an extension of the Maturity Date.  On August 3, 2010, holders of an aggregate of $200,000 of the February 2010 Notes entered into an agreement with the Company pursuant to which the maturity date of the February 2010 Notes held by such persons have been extended until the earlier of (i) December 1, 2010 or (ii) 5 business days after the closing of a public offering of our equity and/or debt securities (the “New Maturity Date”).  In consideration for the extension of the maturity date to the New Maturity Date, the Company agreed to provide these holders of the February 2010 Notes with the following consideration:

- the payment of an additional 5% interest on the February 2010 Notes commencing from August 3, 2010 until the New Maturity Date;
-           a downward adjustment of the exercise price of the 110,000 PN Warrants issued in connection with the February 2010 Notes from US$2.25 to US$0.75, the closing price of the Company’s common stock as quoted on the Over-the Counter Bulletin Board on August 2, 2010, the last trading day prior to the date of the agreement;

-          an amendment to the cashless feature of the warrants issued in connection with the February 2010 Notes to make the warrants exercisable on a cashless basis immediately as of the date of the agreement; and

- the payment of a pro-rata portion of a US$25,000 payment of interest on the aggregate principal amount of US$900,000 of February 2010 Notes outstanding as of the date of the Agreement.

On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured loan in the amount of $293,000. The loan is not subject to any interest. The loan is due and payable on February 1, 2013.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker village Branch, for a loan in the amount of $2,994,877. The loan is due and payable on March 8, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 6.2% per annum. Interest shall be payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $598,975. The loan is due and payable on March 24, 2011. The interest rate should be 50% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest shall be payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical.

On September 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,031,000. The loan is not subject to any interest. The loan is due and payable on September 3, 2012.

On September 29, 2010, Weifang Changda Chemicals Co., Ltd entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $673,847. The loan is due and payable on December 20, 2010 with interest rate as 7.434% per annum. Interest shall be payable on a monthly basis. The loan is guaranteed by Seiwa Fertilizer Ind Co., Ltd., a customer of Changda Chemical.

While we have interest bearing loans in the aggregate principal amount of $1,799,000 which come due on or before December 31, 2010, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due during the fiscal year ended December 31, 2010.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

  The following tables summarize our contractual obligations as of September 30, 2010 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	(in thousands)
Contractual Obligations :
Operating Lease	$266	$69	$10	$10	$177
Loans, Notes and Other Borrowings
Shareholders’ loans	$793	$793	$-	$-	$-
Short-term interest-bearing borrowings	$7,936	$7,936	$-	$-	$-
Promissory notes	$1,025	$1,025	$-	$-	$-
Long-term portion of shareholders’ loans	$1,331	$-	$1,331	-	-
Total Loans, Notes and Other Borrowings	$11,085	$9,754	$1,331	$-	$-

Total Contractual Obligations:	$11,351	$9,823	$1,341	$10	$177

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing in Receivables and the Allowance for Credit Losses”, which will require the Company to expand disclosures about the credit quality of the Company’s financing receivables and its allowance for credit losses on a disaggregated basis. This ASU will also require the Company to disclose additional information related to credit quality indicators, nonaccrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for financing receivables and its allowance for credit losses, the adoption will have no impact on the Company’s results of financial position.

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

  As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 3, 2010, Changda International Holdings, Inc. (the "Company") issued promissory notes in the aggregate principal amount of $900,000 to certain accredited investors (the "February 2010 Notes"). The notes bear interest at 20% and matured on August 3, 2010 (the "Maturity Date"). On August 6, 2010, holders of an aggregate of $500,000 principal amount on February 2010 Notes informed the Company that they are in default and demanded repayment under the February 2010 Notes.

On October 1, 2010, the company received notice that on September 27, 2010, Holders of an aggregate of $250,000 principal amount of February 2010 Notes filed a complaint (the "Complaint") in the Supreme Court of the State of New York, County of New York (the "Court"), Index No. 621595/10, against the Company seeking repayment of their respective February 2010 Notes. The Company is currently working on making arrangements to honor its obligation under the February 2010 Notes, either from its PRC operating subsidiaries or otherwise, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all  of the obligations under the February 2010 Notes.
Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On February 3, 2010, we issued promissory notes in the aggregate principal amount of $900,000 to certain accredited investors (the “February 2010 Notes”).  The notes bear interest at 20% and matured on August 3, 2010 (the “Maturity Date”).  As of the date of this Prospectus, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the February 2010 Notes.

In early August 2010, we contacted each of the holders of the February 2010 Notes in order to request an extension of the Maturity Date.  On August 3, 2010, holders of an aggregate of $200,000 of February 2010 Notes entered into an agreement with us pursuant to which the Maturity Date of the February 2010 Notes held by such persons have been extended until the earlier of (i) December 1, 2010 or (ii) 5 business days after the closing of a public offering of our equity and/or debt securities (the “New Maturity Date”).  In consideration for the extension of the Maturity Date to the New Maturity Date, we agreed to provide these holders of the February 2010 Notes with the following consideration:

(i)	the payment of an additional 5% interest on the February 2010 Notes commencing from August 3, 2010 until the New Maturity Date;
(ii)
a downward adjustment of the exercise price of an aggregate of 36,667 warrants issued to these holders in connection with the February 2010 Notes from $6.75 to $2.25, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on August 2, 2010, the last trading day prior to the date of the agreement;

(iii)
an amendment to the cashless feature of an aggregate of 36,667 warrants issued  to these holders in connection with the February 2010 Notes to make the warrants exercisable on a cashless basis immediately as of the date of the agreement; and

(iv)	the payment of a pro-rata portion of a $25,000 payment of interest on the aggregate principal amount of $900,000 of February 2010 Notes outstanding as of the date of the agreement.

On August 6, 2010, holders of an aggregate of $500,000 principal amount of the February 2010 Notes informed us that we were in default and demanded repayment under the February 2010 Notes.  Pursuant to the terms of the February 2010 Notes, we have five (5) business days to cure an event of default under the February 2010 Notes.  As of the date of this Prospectus, we have not cured the event of default within the applicable cure period under the February 2010 Notes.  Therefore, the holders of the February 2010 Notes are entitled to, among other things (i) the principal amount of the February 2010 Notes along with any interest accrued but unpaid thereon (ii) an additional interest at a rate of 5% per annum upon and during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.

As of the date of this Form 10-Q, we have not received any response or correspondence from the holder of the remaining $200,000 aggregate principal amount of the February 2010 Notes.

On October 1, 2010, the Company received notice that on September 27, 2010, holders of an aggregate of $250,000 principal amount of February 2010 Notes filed a complaint (the "Complaint") in the Supreme Court of the State of New York, County of New York (the "Court"), Index No. 261595/10, against the company seeking repayment of their respective February 2010 Notes. The Company is currently working on making arrangements to honor its obligations under the February 2010 Notes, either from its PRC operating subsidiaries or otherwise, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the February 2010 Notes.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)