Form 10-K
period 2010-12-31
Changda International Holdings, Inc.
filed 2011-03-31
CIK 1417624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

10th Floor Chenhong Building
No. 301East Dong Feng Street
Weifang, Shangdong, Peoples Republic of China 261041
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: + 86-536 8513228

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
☐ Yes      ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t).
 ☐ Yes   ☑  No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2010 was approximately $6,607,503.70 (9,439,291 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.70 as quoted by OTC Bulletin Board on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 30, 2011, there are presently 20,509,123 shares of common stock, par value $0.001 issued and outstanding.

FORWARD LOOKING STATEMENTS

In this annual report on Form 10-K, references to “we” “our,” the "Company" or “Changda” refer collectively to Chandga International Holdings, Inc. and its subsidiaries which include our wholly owned subsidiary, Changda International Ltd. (“Changda International”) which conducts its operations through its wholly owned subsidiaries, Weifang Changda Fertilizer Co., Ltd (“Changda Fertilizer”) and Weifang Changda Chemical Co., Ltd. (“Changda Chemical”), in the People’s Republic of China(“PRC”)..

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

PART I

Item 1.                  Business.

Overview

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the fiscal year ended December 31, 2010, 83% of our revenues ($75 million) were derived from our fertilizer products and 17% of our revenues ($15 million) were derived from our chemical products.

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

Our products sold through our distributor, China Post Logistics (Shandong) Limited, a subsidiary of the China Postal Service, or China Post, under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are on substantially the same terms and expire on December 31, 2011.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are, they are renewed on terms less favorable to us, with any local branch of China Post will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

The names and types of fertilizers that are sold under our two brand names are as follows:

	Changda Brand	Fengtai Wosida Brand
Special Fertilizer Exports
14-17-12
14-14-14
17-17-17
10-25-5-15
18-10-14
Silicon 40
Inorganic 888
10-25-12
Chong fertilization	Chong fertilization	Chong fertilization
Soil conditioner fertilizer	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Silicon calcium and magnesium soil conditioner 8-6-10-5-15
	Silicon calcium and magnesium soil conditioner 10-5-20	Silicon calcium and magnesium soil conditioner 10-5-20
Slow compound fertilizer	New type of compound fertilizer (slow release) 18-9-18	New type of compound fertilizer (slow release) 18-9-18
	New Compound chat (release) 24-8-8	New Compound chat (release) 24-8-8
	New type of compound fertilizer (slow release) 16-8-16	New type of compound fertilizer (slow release) 16-8-16
M-O-compound fertilizer	Organic and inorganic fertilizer (bio) 15-7-8	Organic and inorganic fertilizer (bio) 15-7-8
	Compound Fertilizer (biological) 12-5-8	Compound Fertilizer (biological) 12-5-8
CL-compound fertilizer	CL24-8-8	CL24-8-8
	CL15-6-9	CL 15-6-9
	CL18-12-10	CL18-12-10
Ammoniated-compound fertilizer	S15-15-15
S-compound fertilizer	Specialty Fertilizer	Specialty Fertilizer
	S 15-5-12	S 15-5-12
	S16-8-16	S16-8-16
	S15-15-15	S15-15-15

Our fertilizers sold under the “CHANGDA” and “FENGTAI WOSIDA” brands had sales volumes for the fiscal year ended December 31, 2010 of $22,266,101 and $52,629,277, respectively or 30% and 70% of our revenues for our fertilizer products, respectively.

The pricing of our fertilizer products is market-oriented based on the underlying commodity prices of raw materials.

Customers, sales and distribution

We distribute our fertilizer products to farmers through various distribution centers of China Post Logistics (Shandong) Limited, a subsidiary of the China Postal Service, or China Post, which provides postal services in the PRC. Our other distribution channels include agricultural goods wholesalers and other countryside goods suppliers such as Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd.  We also supply geographically limited franchise–type distributors in three different cities located in the PRC. In Japan, our wholesale distribution partner is Seiwa Fertilizer Ind. Co. Ltd. A small portion of our sales are direct sales to end users. We believe these distribution channels minimize our promotion costs by taking advantage of China Post and Seiwa’s sales channels and goodwill to penetrate target markets, and also minimize transportation costs as products are distributed primarily to China Post and Seiwa rather than directly to end-users.

Distribution Agreements with China Post

On December 28, 2007, our wholly owned subsidiary Changda Fertilizer entered into a distribution agreement with China Post which authorized China Post to be the exclusive distributor of “FENGTAI WOSIDA” series of fertilizer in the area of Shangdong Province. The distribution price may be determined by the parties in a supplemental agreement. The distribution agreement expires on December 27, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Dongying Branch, or China Post-Dongying Branch. Pursuant to such agreement, Changda Fertilizer authorized China Post-Dongying Branch to be the sales agent for its “FENGTAI WOSIDA” brand fertilizers in the Dongying region. Each order made by China Post-Dongying Branch shall be within 30,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. The authorization was valid through December 31, 2009. China Post-Dongying Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Dongying Branch fails to sell 70% of target sales for two consecutive quarters.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Weifang Branch, or China Post-Weifang Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Weifang Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Weifang region. Each order made by China Post-Weifang Branch shall be within 40,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. The authorization was valid through December 31, 2009. China Post-Weifang Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Weifang Branch fails to sell 70% of target sales for two consecutive quarters.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011.

On December 20, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Binzhou Branch, or China Post-Binzhou Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Binzhou Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Binzhou region. Each order made by China Post-Binzhou Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Binzhou Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Binzhou Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 24, 2010, the sales agent agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 20,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Dezhou Branch, or China Post- Dezhou Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Dezhou Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Dezhou region. Each order made by China Post-Dezhou Branch shall be within 20,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Dezhou Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Dezhou Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laiwu Branch, or China Post- Laiwu Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laiwu Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laiwu region. Each order made by China Post-Laiwu Branch shall be within 30,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laiwu Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post- Laiwu Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 35,000 tons. On December 24, 2010, the sales agent agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 40,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laiyang Branch, or China Post- Laiyang Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laiyang Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laiyang region. Each order made by China Post-Laiyang Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laiyang Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Laiyang Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009 and December 24, 2010, the sales agency agreement was renewed through December 31, 2010 and December 31, 2011 respectively, on substantially the same terms except that the order quantity was increased to 15,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laizhou Branch, or China Post- Laizhou Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laizhou Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laizhou region. Each order made by China Post- Laizhou Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laizhou Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Laizhou Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009 and December 24, 2010, the sales agency agreement was renewed through December 31, 2010 and December 31, 2011 respectively, on substantially the same terms except that the order quantity was increased to 15,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Rongcheng Branch, or China Post-Rongcheng Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Rongcheng Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Rongcheng region. Each order made by China Post-Rongcheng Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Rongcheng Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Rongcheng Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 12,000 tons. On December 24, 2010, the sales agent agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 15,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Tai’an Branch, or China Post- Tai’an Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Tai’an Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Tai’an region. Each order made by China Post-Tai’an Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Tai’an Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Tai’an Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 12,000 tons. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 15,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laixi Branch, or China Post- Laixi Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laixi Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laixi region. Each order made by China Post-Laixi Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laiwu Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Laixi Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 20,000 tons.

Distribution Agreement with Shandong RuiFuYuan Agricultural Materials Chains Co, Ltd.

On December 22, 2008, Changda Fertilizer entered into a distribution agreement with Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd., or RuiFuYuan. Pursuant to this agreement, Changda Fertilizer authorized RuiFuYuan to be the distributor for its “CHANGDA” series of fertilizer products in the Shandong province. Each order made by RuiFuYuan shall be within 30,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. RuiFuYuan sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that RuiFuYuan fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 18, 2009, the sales agency agreement was renewed through December 31, 2010. On December 27, 2010, the distribution agreement was renewed through December 31, 2011.

Distribution Agreement with franchise–type distributors

On December 22, 2008, Changda Fertilizer entered into a distribution agreement with Anqiu distributor, or Anqiu. Pursuant to this agreement, Changda Fertilizer authorized Anqiu to be the distributor for its “CHANGDA” series of fertilizers in the Anqiu region. Each order made by Anqiu shall be within 5,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. Anqiu sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that Anqiu fails to sell 70% of target sales for two consecutive quarters.  On December 18, 2009, the distribution agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 10,000 tons. On December 25, 2010, the distribution agreement was renewed through December 31, 2011.

On December 20, 2008, Changda Fertilizer entered into a distribution agreement with Changle distributor, or Changle. Pursuant to this agreement, Changda Fertilizer authorized Changle to be the distributor for its “CHANGDA” series of fertilizers in the Changle region. Each order made by Changle shall be within 5,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. Changle sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that Changle fails to sell 70% of target sales for two consecutive quarters.  On December 18, 2009, the distribution agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 10,000 tons. On December 25, 2010, the distribution agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 15,000 tons.

On December 22, 2008, Changda Fertilizer entered into a distribution agreement with Gaomi distributor, or Gaomi. Pursuant to this agreement, Changda Fertilizer authorized Gaomi to be the distributor for its “CHANGDA” series of fertilizers in the Gaomi region. Each order made by Gaomi shall be within 5,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. Gaomi sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that Gaomi fails to sell 70% of target sales for two consecutive quarters.  On December 18, 2009, the distribution agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 10,000 tons. On December 25, 2010, the distribution agreement was renewed through December 31, 2011.

For the fiscal year ended December 31, 2010, the following distributors each accounted for over 10% of our total revenues related to our fertilizer products.
Ranking	Distributor Name	Amount (USD)	Percentage of sales
1	China Post (Shandong), Weifang Branch	$8,734,887	12%
2	China Post (Shandong), Laiwu Branch	$7,553,627	10%

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products.  During the fiscal year ended December 31, 2010, approximately 81% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.  The peak selling seasons for our chemical products have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The third quarter of the year is typically our slowest due to the low demand for our chemical products. During the fiscal year ended December 31, 2010, approximately 87% of our annual chemical sales volume occurred in the second, third, and fourth fiscal quarters.  This unusual change in the chemical sales pattern was primarily a result of the substantial increase in the sales of the new flame retardant product during the second through the fourth quarters.  Total sales of the flame retardant product during fiscal year 2010 amounted to approximately $5,617,000, representing an increase of $5,305,000 compared to the total sales of the product during fiscal year 2009 amounting to approximately $312,000.

Materials

The key raw materials we use in the production of our fertilizers are urea, potassium sulphate, potassium chloride, ammonium sulphate, ammonium phosphate and potash. Our chemical fertilizer products are manufactured through chemical reactions occurring between different inorganic fertilizer materials so as to provide a balanced proportion of all nutrients. Our microbial organic-inorganic compound fertilizer products are manufactured from bacteria combined with inorganic and organic elements. Approximately 94% of the raw materials we use for our products are found domestically in the PRC with the remaining approximately 6% of our raw materials come from Canada and Russia. The raw materials sourced outside China are predominantly potassium chloride materials. Our payment terms with our suppliers vary from a credit period of up to 60 days to cash payments in advance.

Since the end of 2008, when almost all prices for raw materials collapsed in the wake of the international financial crisis, raw materials markets have become increasingly volatile and less predictable. Despite overcapacities for certain raw materials, the overall supply situation has not changed substantially but prices are now significantly lower. As a result, in 2009 management decided to enter into advance contracts guaranteeing the lowest price for our key raw materials, specifically potassium, urea, magneisum ammonium phosphate and potassium chloride. Management decided to undertake this step despite the fact such contracts had a negative effect on our cash flow situation for the fiscal year ended December 31, 2009 since they believed that sudden price hikes in raw materials would have a worse effect on our earnings. The PRC government continues to promulgate a number of supportive policies for the development of the countryside, the ensuring of food supply and the improvement of food safety, including the China Food Safety Regulation promulgated by Eleventh National People’s Congress Standing Committee of the seventh meeting in February 2009 and the PRC’s Central Committee of the Communist Party and the State Council annual "Document No. 1," which outlines the PRC government’s plans to address a wide range of rural issues, including the development of modern agriculture. Management believes that these policies will further strengthen the demand for fertilizer, which will ultimately lead to rising prices for raw materials.

Suppliers

For the fiscal year ended December 31, 2010, the following suppliers each accounted for over 10% of our total raw materials purchased related to our fertilizer products.
Ranking	Fertilizer Supplier Name	Amount (USD)	Percentage of Purchases
1	Weifang Yinfeng Chemical Co., Ltd	$7,404,241	12%
2	Haihua Potassium Sulfate Co., Ltd	$7,167,133	12%
3	Shandong Furui Chemical Co., Ltd	$6,620,690	11%

 We purchase products from our suppliers on an “as needed” basis and we presently do not believe the loss of any one supplier will have an adverse effect on our business.

Facilities

Our fertilizer production facilities are located in Weifang and Heze, Shandong Province in the PRC, consisting of land parcels with a total site area of approximately 151,164 square meters. There are two production lines for the manufacture of chemical fertilizers, and two production lines for the manufacture of the microbial organic-inorganic compound fertilizers and slow-release compound fertilizers, with an aggregate annual capacity of 330,000 tonnes in 2010 (tonnes is a metric measure of weight equivalent to 1,000 kilograms).

Government Stimulus

The $586 billion government stimulus announced in November 2008 has sustained the development of rural infrastructure and water supply projects in rural areas, among other projects.  Infrastructure construction, an important pillar of China’s economic progress, will contribute to the growth of the agriculture industry and the demand for our products.  Two other major factors that we envisage will promote the essential need for our fertilizers are: (i) the increasing domestic consumption and export demand for China’s agricultural products, and (ii) the decreasing availability of arable farm lands.

The rapid economic growth in China over the past two decades has led to income growth that elevated millions of consumers from poverty, resulting in dramatic improvements of standards of living and diet diversification to more protein based. As the world’s largest agricultural economy, China produces and consumes a wide range of agricultural products, from traditional staple grains such as wheat and rice, to more varieties of fruits, vegetables, livestock, poultry and fish, as the demand by a wealthier domestic consumer base and export market dictates. We believe the use of microbial organic and slow-release fertilizers are essential to augment agricultural production to meet the food needs of a large population with demand for high quality produce, vegetables and fruits that are organic and pollution-free. Even the production of grain for feed given to livestock utilizes fertilizers.

China’s agricultural production comes almost entirely from small-scale operations. According to China’s 2007 agricultural census, the country has 200 million farm households and an estimated 122 million hectares (494 million acres) of cultivated land—an average of 0.6 hectare (1.5 acres) per household. These small land holdings are typically divided into several parcels that are not adjacent to each other.  Industrial and urban growth further decreased the agricultural land base.  Virtually all arable land is used for food crops. To coax production out of such small plots, farm households engage in intensive agricultural practices, including high levels of fertilizer application and raising two or three crops per year on a single plot.

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

Our industrial chemical products range includes flame retardant, thiophene, calcium chloride and magnesium chloride. Thiophene is a colorless and transparent liquid which is primarily used in the pharmaceutical raw materials industry as a medicine chemical auxiliary, and for the synthesis of anti-bacterial fungus. Calcium chloride and magnesium chloride are used for dust control on roads and also as essential product ingredients for a wide range of industrial usage such as in cement production. Our new flame retardant product is Hexabromocyclododecane (HBCD or HBCDD). It is a brominated flame retardant which consists of twelve carbon, eighteen hydrogen, and six bromide atoms tied to the ring. Its primary application is in extruded (XPS) and expanded (EPS) polystyrene foam which is used as thermal insulation in the building industry. HBCD is also used in upholstered furniture, automobile interior textiles, car cushions and insulation blocks in trucks, butadiene-styrene rubber, adhesive, paint, unsaturated polyester, packaging material, video cassette recorder housing and electric and electronic equipment. When applied in EPS, its oxygen index may be above 30, which meets with the self-extinguishing standards set by the Chinese government. HBCD is highly efficient in this application since very low levels are required to make the products flame retardant. Typical HBCD levels in EPS are 0.7% and in XPS 2.5%. At present, according to China’s Bromine Science and Environmental Forum (BSEF),  HBCD is the only suitable flame retardant for these applications. Any other kind of flame retardant would likely need higher load levels in the polystyrene foam.

The implementation of "Fire Prevention Law of The People's Republic of China" and meeting the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries has resulted in a growth for the demand for our HBCD product. Rich bromide resources are available locally, thereby assuring the accessibility of the major raw material for the product.

Our principal chemical products for the fiscal year ended December 31, 2010 were as follows: thiophene; snow-melting agents; calcium chloride; magnesium chloride; flame retardant; and isobutyl vinyl acetate.  For the fiscal year ended December 31, 2010, flame retardant, de-icing salt and calcium chloride represented 37%, 31%, and 18%, respectively, of our total chemical revenues of our chemical products.  The pricing of our chemical products is market-oriented based on the underlying commodity prices of raw materials.

Customers, sales and distribution

We mainly sell and distribute our snow melting agents and thiophene to industrial end-users through our sales team. Most of our snow melting agent products are sold to Japanese customers and in total made up 13%, and 14% of our sales for the years ended December 31, 2010 and 2009, respectively. We believe our wholly owned subsidiary Changda Chemical supplied approximately 6% and 10% of the snow melting agents demanded in Japan for the fiscal years ended December 31, 2010 and 2009, respectively.

 Sales of flame retardant started to increase substantially starting the second quarter of 2010.  Thiophene was commercialized in the first half of 2008 and sales were not material. Domestic sales are settled in RMB while sales to Japan are settled in USD. Payment terms are usually by cash payment for sales to Japan. Payment terms for domestic sales are usually cash in advance of delivery, although a credit period of up to 90 days may be granted to repeat customers.

Business Cooperation Agreement with Sinochem

On July 20, 2010, the Company entered into a comprehensive agreement for its products and raw material purchases with Sinochem.  Under the agreement, Sinochem will act as an exporter and reseller of the Company’s products and an importer of raw materials for the Company.  The Company commits to expand the production capacity of its pharmaceutical intermediates as soon as possible in order to supply adequate amounts of the product to Sinochem.  Both parties agree to grant each other priority in purchases and sales of its products and raw materials. Sinochem granted the Company a line of credit of USD 900,000 for raw material purchases. Furthermore Sinochem also expresses its intention to issue RMB credit to Changda Chemical for the purpose of purchasing raw materials.  Both parties also agree to explore expansion opportunities as well as the exchange of information & technology.

For the fiscal year ended December 31, 2010, the following customers each accounted for over 10% of our total revenues related to our chemical products.

Ranking	Chemical Product Customer Name	Amount (USD)	Percentage of sales
1	Only Chemical (Shanghai) Co., Ltd.	$3,671,291	25%
2	Weifang Tengyue Trading Co, Ltd.	$2,401,847	16%

We do not currently have any long-term contractual arrangements with our customers for our chemical products.

Materials

The principal raw materials in the chemical products include bromide, sodium chloride, calcium chloride, magnesium chloride and additives. For the fiscal years ended December 31, 2010 and 2009, use of sodium chloride, calcium chloride and magnesium chloride accounted for approximately 38% and 48%, respectively, of our total chemical product cost of sales. De-icing agents are manufactured by granulisation and drying of various chlorides and additives. Thiophenes are manufactured from the catalisation and distillation of butadiene and sulphur. Flame retardant are manufactured from bromide, carbon and hydrogen atoms.

Suppliers

For the fiscal year ended December 31, 2010, the following suppliers each accounted for over 10% of our total raw materials purchased related to our chemical products.

Ranking	Supplier Name	Amount (USD)	Percentage of Purchases
1	Only Chemical (Shanghai) Co., Ltd.	$2,261,018	22%
2	Wang Sheng Hu	$1,965,780	20%
3	Haijing Salts Co., Ltd.	$1,139,321	11%
4	Shandong Dadi Salt Chemical Group Co., Ltd	$1,045,417	10%

We purchase products from our suppliers on an as needed basis and we presently do not believe the loss of any one supplier will have an adverse effect on our business. At present, we purchase most of our principal raw materials locally. All of our suppliers are paid in RMB. Most of our suppliers do not allow a credit period.

Facilities

Our chemical production facilities are located in Shandong Province in the PRC and occupy a total site area of 69,278 square meters. Three production lines are utilized for the manufacture of snow melting agent products, while one production line is operated to produce thiophene and one production line is operated to produce our flame retardant. Total annual production capacity in 2010 was 302,300 tonnes.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products.  During the fiscal year ended December 31, 2010, approximately 81% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.  The peak selling seasons for our chemical products have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The third quarter of the year is typically our slowest due to the low demand for our chemical products. During the fiscal year ended December 31, 2010, approximately 87% of our annual chemical sales volume occurred in the second, third, and the fourth fiscal quarters.  This unusual change in the chemical sales pattern was primarily a result of the substantial increase in the sales of the new flame retardant product during the second through the fourth quarters.  Total sales of the flame retardant product during fiscal year 2010 amounted to approximately $5,591,000, representing an increase of $5,279,000 compared to the total sales of the product during fiscal year 2009 amounting to approximately $312,000.

Classification and Function of Fertilizers

Fertilizers are used to provide, maintain and improve plant nutrition and enhance the performance of the soil in which plants grow, with the aim of increasing agricultural output, improving the quality of agricultural products and increasing plants’ resistance to disease. In accordance with their mineral nutrient content, chemical fertilizers can be divided into four types, namely nitrogen, phosphate, potassium and compound fertilizers.

As set out below, fertilizers come in both organic and inorganic forms.

Chemical Fertilizers (Inorganic Fertilizers)

Chemical fertilizers are manufactured using inorganic material of wholly or partially synthetic origin, and are added to the soil to sustain plant growth. These nutrients are essential to plant growth:

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

• Compound Fertilizers

Compound Fertilizers contain several elements as well as trace elements and/or other nutrients and are useful ingredients.

Organic Fertilizers

Organic fertilizers are made up of materials of natural origin (primarily derived from plants and/or animals) that release nutrients into the soil as its constituent parts are broken down by micro-organisms.

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

According to the IFA Industry Outlook 2010-2014 dated June 2010 (the “June 2010 IFA Outlook”), like other commodities, fertilizers have been effected by the current uncertainties in the financial markets.  However, according to the June 2010 IFA Outlook, the current economic and financial situation is expected to impact fertilizer demand by a return to more stable commodity prices which makes it less risky for farmers to invest in fertilizer products that the same period last year.  Aggregate world demand for phosphorous fertilizers is expected to increase by approximately9% in 2009/10, with the demand for potassium fertilizers to remain almost unchanged. In 2010/11, it is anticipated that demand would continue its recovery, with growth rates of 4.5 and 18% for phosphorous and potassium fertilizers, respectively.

Global Fertilizer Consumption (million metric tonnes nutrients)

Year	Nitrogen	Phosphorous	Potassium	Total
2007-2008	101.2	38.4	28.6	168.4
2008-2009	99.3	34.2	23.2	156.7
2009-2010	102.4	37.2	22.9	162.5
2010-2011 (estimated)	104.4	38.9	27.1	170.4
2014-2015 (forecast)	112.1	44.0	32.2	188.3

Source: IFA, June 2010, 78th Annual Conference, Paris, France

According to the IFA industry outlook 2010-2014 dated June 2010 (the “June 2010 Report”), world demand for fertilizer in 2010/11 is forecast to increase by 4.8% to 170.4 metric tonnes. Furthermore, the June 2010 Report concludes that demand for nitrogen, phosphorous and potassium fertilizers will increase by 1.9%, 4.5% and 18%, respectively. The June 2010 Report stated that it believed the bulk of the increase in demand would come from Asia and, to a lesser extent, from the Americas. East Asia and South Asia.  These areas are believed to account for 59% of total estimated growth.

PRC Fertilizer Industry

Growing Agricultural Industry in the PRC

According to the 2009 CIA World Factbook, the PRC is one of the fastest growing economies in the world and primary industry (farming, forestry, animal husbandry, sideline production and fishery) accounts for over 10% of the PRC’s total gross domestic product.  The agricultural sector employs 39.5% of the country’s total labor force.

The PRC has a population of 1.3 billion. In contrast, the country’s farmland is relatively limited, with approximately 122 million hectares of arable land. Per capita arable land is less than 0.1 hectares.  Accordingly, the PRC Government attaches great importance to the PRC’s issues concerning “countryside, farmers and agriculture.” It has promulgated a series of agricultural measures in favor of farmers since 2004, such as agricultural tax relief, adopting agricultural subsidies and controlling arable area, so as to promote the continued growth of agricultural production and farmers’ income. According to information released by the Xinhua Government News Agency in December 2009, Chinese farmers saw their per capita annual net income rise to a historic high of RMB5,000 ($735) in 2009 despite the economic hardships.   According to the PRC Ministry of Agriculture, the central fiscal has so far allocated RMB123 billion in subsidizing farmers' purchase of seed, diesel, fertilizers and other production materials in 2009, rising 19.4% over the previous year. (National Bureau of Statistics).

Overview of the PRC Fertilizer Industry

According to the June 2010 IFA Outlook, the PRC’s chemical fertilizer industry plays an important role in the world fertilizer industry. The PRC is one of the largest fertilizer producers and it accounts for approximately 34% of global consumption (168.7 million tonnes – by effective component) in 2007.

In accordance with the 11th Five-Year plan adopted in 2006 and the building of a new socialist countryside program, in order to encourage investment in the fertilizer industry, the PRC Government has promulgated a number of preferential policies, including zero rate VAT for certain fertilizer products, preferential electricity prices and cheaper railway transportation.

The PRC’s continuous economic growth, agricultural development, growing demand for fertilizers and preferential fertilizer industry policies combine to promote the development of the fertilizer industry.  According to the National Bureau of Statistics, the PRC’s output of chemical fertilizers grew from 37.9 million tonnes (by effective component) in 2002 to 57.9 million tonnes (by effective component) in 2007, with an average annual growth rate of 8.8%. After a slowdown in 2008 in the wake of the international economic crisis, the China National Bureau of Statistics reported a 9.5% year-on-year increase in chemical fertilizer production in the first half of 2009.

Development trend of PRC fertilizers
Continuous development of chemical fertilizers
According to a 2009 IFA Special Repot on the chemical fertilizer industry in China, the pressure to use a decreasing area of land to feed a growing population has resulted in a consistent upward trend in the output of chemical fertilizers in the PRC. The use of compound fertilizers in particular has grown continuously in recent years.

Development opportunity for slow/controlled release fertilizers

The PRC Government’s 11th Five-Year Technology Development Planning and the National Mid/Long- Term Science and Technology Development Planning Framework of 2006 indicated the direction for the development of technology of PRC fertilizers, focusing on research and development of environmentally-friendly fertilizers and developing compound slow release and controlled-release fertilizers. The development and increased usage of slow release and controlled release fertilizers should serve to reduce agricultural pollution, and also to save non-renewable resources.

 Compound Fertilizers in the PRC

Compound fertilizers have become increasingly popular over the past decade and the consumption of them has been growing at the fastest rate among the categories listed. According to the a 2009 USDA GAIN Report on the fertilizer industry in China , the consumption of compound fertilizers in the PRC has grown from approximately 9,100,000 metric tonnes in  2000 to approximately 15,000,000 metric tonnes in 2007 representing a compound annual growth rate, or CAGR, of approximately 7.66%.  We believe that the increasing popularity of compound fertilizers in the PRC derives from their greater nutrient content compared with that of single-fertilizer mixtures, and the fact that they can be adapted to give crops a variety of different nutrients to cater for different conditions and times of application.

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

Organic fertilizer has been listed as one of the key development products in the 11th Five-Year Plan for Ecology Protection, promulgated in October 2006. The PRC Government also indicated that it would increase spending on research and development on organic fertilizer products and technologies in the next five to ten years. These new policies will help the farmers to realize the advantages of using organic fertilizers, especially for farmland with poor soil structure and fertility after prolonged inappropriate use of chemical fertilizers. Accordingly, management believes that demand for organic fertilizers will remain strong in the coming years.

PRC Government Support for the Fertilizer Industry

According to the PRC National Bureau of Statistics, the PRC is currently the largest fertilizer market in the world wand it accounts for 34% of the global market. The annual average growth rate in fertilizer application for 2002-2007 was 8.8 percent with demand growth higher than the world average level, which is approximately 1.5 -5% according to figures published by the IFA. Management believes that the steady growth of the PRC’s population and rising income will lead to demand for a diet with higher protein such as meat, which requires grain as feedstock. The PRC’s urbanization and industrialization will result in a continued decline in available arable farm land, thus making it essential for the PRC to raise its agricultural products yield to ensure an adequate food supply. At the same time, management believes that economic reform in the PRC will lead to a growth in consumer demand for cash crops such as vegetables and fruits, which generally require the application of higher volumes of fertilizers than traditional farm crops. The PRC government has mandated that farmers increase crop yields is in order to decrease the nation’s dependence on food imports and the growing consensus on the need to use environmentally friendly fertilizers has also been a factor in the growth of our business. Management believes that as a result of these factors, the demand for and the usage of fertilizers in the PRC will increase and that, as one of the fast-growing and competitive fertilizer producers in the PRC, we will benefit from the growth of the PRC fertilizer market.

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

 In addition, the 11th Five-Year Plan for National Agricultural & Rural Economic Development, promulgated in August 2006, establishes a goal of an annual 0.65 percent increase in comprehensive grain productive capacity over five years, assuming an annual 0.18 percent decrease in planted grain acreage. The allowance for the agricultural industry reached RMB 63.8 billion in 2008, representing an increase of 131 percent over 2007. The PRC Government has recently declared that it will strive to double the income of Chinese farmers by 2020 from the 2008 level and elevate the nation’s agricultural productivity to a higher level. The 11th Five-Year Plan for Fertilizer Industry, issued by the PRC’s National Development and Reform Commission in October 2006, indicates that the nation’s fertilizer production should reach 60 million tonnes by 2010, which represents an approximately 25 percent growth above the production in 2004. Management believes that these policies will lead to a sustained demand for each type of fertilizer.

The PRC Chemical Industry

The chemical industry is the third largest in the PRC and accounted for 10% of the country’s GDP in 2006 according to the PRC National Bureau of Statistics. PRC consumption constituted 35 percent to 40% of global demand growth for chemicals. The growth in domestic demand for chemicals alone in 2005 and 2006 was 7% to 8%, according to the PRC National Bureau of Statistics.

Despite this growth however, the PRC has a net chemical trade deficit and remains heavily dependent on imported raw materials, which have over recent years been affected by upward price trends in the world market caused by heavy global demand for raw materials, petroleum and other input.

Like all other sectors the chemical industry in China also has been affected by global economic crisis. Nevertheless the industry now shows signs of recovery.  According to China Chemical Industry News (CCIN) the overall production increased by 1.1% in the first 8 months of 2009 compared to the same period in the previous year.  Specialty Chemicals (+10.6%) and Rubber Related Chemicals (+10.4%) gained particularly strong.  In 2006, global sales of chemical products amounted to just under 2,180 billion Euros, reflecting a growth rate of almost 8 percent against 2005. Europe and Asia have roughly equal positions as the major chemical manufacturers, closely followed by North America. China ranks second only to the United States, its chemical industry outgrew Germany in 2005 and Japan in 2006 with 205 billion Euros worth in sales.

 Investment in the chemical sector is still growing strongly.  Investment undertaken by the PRC chemical industry (Billion RMBs compared to previous year period)

Sector	1st Half. 2008	1st Half. 2009	Change
Petrochem	77,4	83,2	7,5%
Base Chemicals	192,8	248,9	29.1%
Pharmacy	43,1	60,8	41.1%
Fibres	13,0	11,5	-11.5%
Rubber Products	21,8	28,5	30.7%
Plastic Products	45,8	59,8	30,.6%
Total	393,9	492,7	25.1%

(Source: Germany Trade and Invest (GovOrg) & China Chemical Industry News (Industry Federation Publication), National Bureau of Statistics, German Chemical Industry Federation (VCI))

Competitive Strengths

We believe that, compared with other PRC fertilizer manufacturers, the following principal competitive strengths have contributed to our historical success and will contribute to our future prospects:

Experienced management team

Our management team has an average industry experience of over 10 years in production, financial and business management in the agricultural products and specialty chemicals business. We believe the management team possesses the leadership, vision and in-depth industry knowledge to anticipate and take advantage of market opportunities, to formulate sound business strategies, and to execute the strategies in an effective manner to maximize the benefit to our stockholders. Senior management has been able to achieve cost-efficient, organic and acquisitive growth of our business as well as effective integration of management and operations.

Strong distribution channel anchored by an exclusive distribution agreement with China Post

Our sales are primarily in Shandong Province, one of the major agricultural provinces in the PRC, and overseas to Japan. We believe we supplied approximately 10% and 6% of snow melting agents used in Japan in 2010 and 2009, respectively.  We have established a broad distribution network, including four exclusive distribution centers in Shandong Province, and an exclusive distribution agreement with China Post, which has a broad network of 80,000 distribution centers in 18 cities in Shandong Province. We are able to obtain information on the identity of end-users, so as to establish on-going and direct business relationships with them, providing technical training and after-sales services. Training seminars are also conducted on a regular basis for end-users, to familiarize them with our products and promote brand presence and enhance market value.

Ability to develop next generation microbial organic-inorganic compound fertilizers and slow-release compound fertilizers

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

Full scale research and development support with patent coverage over both the fertilizer and chemical key products

Our product range of fertilizers and chemical products are covered by three patents and seven pending patents. We have a strong focus on research and development to ensure that the quality of our products are continuously improved and to accelerate the development of new products.  We believe that our capabilities in developing new products and production processes will allow our products to remain at the forefront of those available in our target markets.

Fertilizer sector receives significant support from the PRC government

In accordance with the 11th Five-Year plan and the building of a new socialist countryside program, the PRC government has expressed strong support for the agricultural industry, declaring that farmers’ incomes should double from the 2008 level by 2020 and that agricultural productivity should increase. The PRC Government has also expressed support for the fertilizer industry in particular, stating that annual fertilizer production should reach 60m tonnes by 2010, representing a 25 percent increase over the 2004 level. We believe that these policies will lead to a sustained demand for fertilizers.

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

The quality management and control system of the production facilities encompasses the following features:

•	Process control – well-trained management and operating personnel to optimize operations, stabilize production and ensure product quality.

•	Packaging and storage – systematic package and storage procedures are in place to ensure proper packaging and to avoid any damage to the products during storage in our warehouses.

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

Intellectual Property

All of our fertilizer products are sold under the “CHANGDA” trademark, which was granted by the PRC authorities on October 14, 2008 and the “WOSIDA” trademark, which was granted by the PRC authorities on October 7, 2008.  Our products sold through China Post are sold under the “FENGTAI WOSIDA” trademark. The “CHANGDA” trademark covers a wide range of fertilizer products, including agricultural fertilizers, animal fertilizers, compound fertilizers and plant fertilizers. We sell our products under two different brand names so that we can maximize the sale our fertilizer products in the same market through a variety of different distribution channels.

All of our chemical products are also sold under the “CHANGDA” trade mark. The trademark “CHANGDA” for the chemical products was applied for in June 2006 and June 2007. The registered trademark “CHANGDA” (only our name in Chinese characters) has been granted by National Bureau of Intellectual Property for our leather curing agent and snow melting agents on May 28, 2009 and September 7, 2009, respectively. On April 28, 2010 we were granted by the National Bereau of Intellectual Property a new registered trademark under the name “CHANGDA” for our chemical products, including our snow melting agents, thiophene and leather curing agents. This new trademark is with our name in English and our logo.

Trademark	Products	Date of Application	Date of Approval
“CHANGDA” in Chinese characters only	Leather curing agent	January 16, 2006	May 28, 2009
“CHANGDA” in Chinese characters only	Snow melting agent	June 12, 2006	September 7, 2009
“CHANGDA” with English name and logo	Various chemicals	June 4, 2007	April 28, 2010

A total of eight patent applications have been filed in the PRC in relation to the various production methods and technology currently employed by us for our fertilizer business. In addition, we have, together with our Chief Executive Officer Mr. Qing Ran Zhu, filed two patent applications in the PRC for the snow melting agent product and thiophene production methods and technology for the chemical business segment. A summary of our patents is set out below:

Company Business	Patent Description	Patent registration No.	Status	Date of patent filed/issued
Fertilizer	High silicon compound fertilizer product and its Production Process	200710110812.1	Filed	June 11, 2007
	Sprout and Article Formation Production Process for Compound Fertilizer	200610043439.8	Granted	December 12, 2007
	An Organic-Compound Fertilizer and its Production Process	200810007504.0	Filed	February 26, 2008
	Intelligent Sulfur Film Coating for Large Granular Urea or Granular Compound Fertilizers	200710195664.8	Granted	January 5, 2011
	A Soil Conditioner Containing Nitrogen and Phosphor	200810007850.9	Filed	February 26, 2008
	A Social Conditioner and its Production Process	200810007503.6	Filed	February 26, 2008
	Resin capsule fertilizer and technology (1)	200810126410.5	Filed	June 26, 2008
	Resin capsule fertilizer coating	200810126411.X	Filed	June 26, 2008
Chemical	Treatment method of a Sulphur contained Tar Waste produced in Manufacture Process for Thiophene (1)	200710195665.2	Filed	December 5, 2007
	Anti Freeze Combination and its Production Process	200610043440.0	Granted	December 25, 2007

(1) Patent application was filed in the name of Mr. Qing Ran Zhu, who has signed an instrument stating that he will assign the patents to Changda Chemical and Changda fertilizer (wherever applicable) free of consideration after the patents are granted.

 Currently, three patent applications have been granted to our PRC subsidiaries and seven applications are still pending. Upon completion of the registration as the owner of the filed patents, we will be able to enjoy all rights and benefits in those patents.

In 2007, Mr. Jin Shun Chen and our chief executive officer, Mr. QingRan Zhu, were co-applicants with respect to three patent applications relating to micro-organic compound fertilizers.  These applications were rejected by the China Patent Office in Beijing. Changda Fertilizer used the underlying technology as set out in the patent applications in manufacturing its products in 2006 and 2007 and the sales of those products made up a significant portion of Changda Fertilizer’s revenues in 2006 and 2007. The products related to the patents in question are no longer in production by us and are not anticipated to be produced by us in the future.  We have been advised by our PRC counsel that the use of such technology will not subject us to any intellectual property infringement claims by Mr. Chen under PRC law.

Insurance

We have a basic asset insurance policy with China Continent Property & Casualty Insurance Company Ltd. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control for which we do not carry adequate insurance. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

Research and Development

We devote considerable effort and resources in improving the quality of its existing products and accelerating the development of new products. We have a research and development team of 14 people. Most members of the research and development team have either bachelor’s or master’s degrees in related fields. They have considerable experience in soil studies, plant nutrition and fertilizers and chemistry. The main functions of the research and development team are to:

•	conduct research and technical feasibility studies on the formulae, manufacturing processes, quality and stability of the our products;
•	keep us abreast of the latest developments in both the global and domestic chemical fertilizer markets; and
•	formulate and evaluate the strategic policies for our products to enhance their marketability.

   In addition to research and development into new products and production processes, our research and development centre also provides after-sales support and training to its distributors and customers. Such services not only help to build and strengthen customer relationships, but also allow us to receive feedback on its products for continuous development and improvement.

In 2010, we spent approximately $58,483 on research and development, or approximately 0.07% of our annual revenue.

	Amount	Percentage of annual revenue
Changda Fertilizer	$54,352	0.06%
Changda Chemical	$4,131	0.01%

In 2009, we spent approximately $123,645 on research and development, or approximately 0.17% of our annual revenue.

	Amount	Percentage of annual revenue
Changda Fertilizer	$27,264	0.04%
Changda Chemical	$96,381	0.13%

 We decided to shift our research and development efforts in 2009 towards our chemical products to extend our current product offerings, including our Thiophene product line.

Our Competitors

Given the relatively high cost of transporting fertilizers and the poor transport links across parts of rural China, the major competitors to the our fertilizer business are companies located in Shandong Province or nearby, many of which are small family-run operations. We also faces some competition from larger quasi-national companies, in particular:

●	Shandong Hualu-Hengsheng Chemical Co., which operates various fertilizer production lines, including those for urea and ammonia, in Dezhou, Shandong Province;

●	China Blue Chemical Ltd., which supplies an extensive range of fertilizers. It operates in the main agricultural regions of China, including Shandong Province;

●	Hubei Yihua Chemical Industry Co., which supplies the domestic market with a range of chemical fertilizers. It is based in Hubei Province in Eastern China;

●	Qinghai Salt Lake Potash, a leading fertilizer company which specializes in the production of potassium chloride, a product that it sells throughout China;

●
Sinofert Holdings Ltd. (“Sinofert”) is an investment company with shareholdings in various undertakings which operate in the PRC fertilizer market. Sinofert’s two main business streams – sources and distribution – operate nationwide. Sinofert produces all three nutrient-based fertilizers – nitrogen, phosphate and potash – as well as a range of compound products. Potash is its leading profit generator.

In terms of its specialty chemicals business, competition for us is less clear-cut. In particular, contracts for snow melting products normally follow the submission of bids, both in mainland China and in overseas markets; in the latter case, we will normally be competing against local suppliers.

Corporate History

We were incorporated on January 25, 2007, in the state of Nevada under the name Promodoeswork.com, Inc. We subsequently changed our name to Changda International Holdings, Inc. in connection with the acquisition of Changda International as more fully described herein.

On January 15, 2009, Allhomely acquired an aggregate of 666,667 restricted shares of our common stock from Darryl Mills, our former majority shareholder for $100,000 and also acquired an aggregate of 733,333 restricted shares of our common stock from John Spencer, Derrick Waldman, and Louis Waldman, former stockholders and affiliates of the Company, for $87,500.  Upon consummation of the foregoing, Allhomely acquired a total 1,400,000 shares, resulting in a change of control of the Company.

On February 13, 2009, we completed a “reverse acquisition” transaction, pursuant to the terms of an Exchange Agreement with Changda International.  Pursuant to the Exchange Agreement, the stockholders of Changda International transferred all of the issued and outstanding shares of common stock of Changda International to us in exchange for 15,909,988 newly issued shares and 1,956,667 existing shares of our common stock.  Upon closing of the Exchange Agreement, Changda International became our wholly owned subsidiary, with Changda International’s former stockholders acquiring a majority of the outstanding shares of our common stock.

Changda International Ltd. was incorporated on April 2, 2007 in the Republic of Marshall Islands as the holding company of our operating subsidiaries.  Changda International holds, directly or indirectly, equity interests in Changda Fertilizer, Changda Chemical, Shangdong Fengtai, and Changda Heze.

Our Corporate Structure

Our current corporate structure is set forth below:

Operations and Employees

Our major production facilities and sales offices are located in Weifang, Shandong Province in the PRC. As of March 30, 2011, we employed approximately 193 employees, including our executive officers. Most of the employees work in Shandong Province.  The breakdown of the employees by function is as follows:

	Changda Fertilizer	Changda Chemical	Changda International	Total
Directors	0	0	5	5
Management and administration	6	7	4	17
Finance and Accounting	13	7	-	20
Sales and marketing	15	8	-	23
Product Development	7	7	-	14
Production	51	50	-	101
Quality Control	6	7	-	13
Total	98	86	9	193

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

Operating license

Our operating license enables us to undertake research and development, production, sales and services of compound fertilizer, sales of pesticides, and export and import of products, technology and equipment. The registration No. is 3700004000004679, and it is valid from April 24, 2003 through September 27, 2017.   Once the term has expired, the license is renewable.

Fertilizer Registration

Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC. We have received formal fertilizer registration certificates for the following:

Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
Lunongfei (2005) zhunzi 2116	Changda	Compound Fertilizer	N+P2O5+K2O≥48% (16-16-16)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2117	Changda	Compound Fertilizer	N+P2O5+K2O≥48% (13-20-15)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2118	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2119	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (24-8-8)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2120	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (20-10-10)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2121	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (18-9-18)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2122	Changda	Compound Fertilizer	N+K2O≥32% (24-0-8)	June 10, 2005	June 2015
Lunongfei (2008) zhunzi 5474	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (16-8-16)	November 5, 2008	November 2013
Lunongfei (2009) zhunzi 5845	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	May 23, 2009	May 2014
Lunongfei (2009) zhunzi 6608	Changda	Compound Fertilizer	N+P2O5+K2O≥30% (15-6-9)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6609	Changda	Compound Fertilizer	N+P2O5+K2O≥32% (15-5-12)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6635	Changda	M-O Compound Fertilzier	N+P2O5+K2O≥30% (15-7-8)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6636	Changda	M-O Compound Fertilzier	N+P2O5+K2O≥25% (12-5-8)	August 23, 2009	August 2014
Lunongfei (2006) zhunzi 2924	Fengtai Wosida	Compound Fertilizer	N+ K2O≥30% (20-0-10)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2925	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥40% (15-10-15)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2926	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥45% (15-15-15)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2927	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥51% (17-17-17)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2928	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥40% (24-8-8)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 2929	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 3081	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥48% (16-16-16)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 3082	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (18-9-18)	September 12, 2006	September 2011
Lunongfei (2006) zhunzi 3125	Fengtai Wosida	Water Flush Fertilizer	N+K2O≥30% (10-0-20)	October 25, 2006	October 2011
Lunongfei (2006) zhunzi 3126	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥15% (7-2-6)	October 25, 2006	October 2011
Lunongfei (2007) zhunzi 3459	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥54% (18-18-18)	April 16, 2007	April 2012
Lunongfei (2007) zhunzi 3460	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥51% (28-13-10)	April 16, 2007	April 2012
Lunongfei (2007) zhunzi 3523	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-20-10)	May 15, 2007	May 2012
Lunongfei (2007) zhunzi 3524	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥40% (18-12-10)	May 15, 2007	May 2012
Lunongfei (2007) zhunzi 3728	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (12-23-10)	July 18, 2007	July 2012
Lunongfei (2007) zhunzi 3729	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-22-8)	July 18, 2007	July 2012
Lunongfei (2007) zhunzi 3730	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (12-18-15)	July 18, 2007	July 2012
Lunongfei (2008) zhunzi 5467	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥40% (16-8-16)	November 5, 2008	November 2013
Lunongfei (2009) zhunzi 6553	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥32% (15-5-12)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6554	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥30% (15-6-9)	August 23, 2009	August 2014

Enviromental Regulation and Certification

Our operations are subject to environmental and safety regulation in the PRC. Such regulation covers a wide variety of matters, including, without limitation, prevention of waste, pollution and protection of the environment, labor regulations and worker safety. On March 29, 2010, Changda Fertilizer, Shandong Fengtai and Changda Chemical received a certification from the Environmental Protection Bureau of Binhai Economic Development Zone, Weifang, Shandong, stating that all activities of these three entities since inception are in compliance with the current laws and regulations of the PRC.

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

Our Offices

Our principal business office is located at 10 th Floor, Chenhong Building, No. 301East Dong Feng Street, Weifang, Peoples Republic of China and our telephone number is +86 536 851 3228. Our website address is http://www.changdastock.com . You can find on our website, free of charge, our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securites Exchange Act of 1934, as amended.  Information contained on our website or any other website does not constitute part of this annual report on Form 10-K.

Item 1A.                      Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Associated with Our Business

Our business will be harmed if China Post, our major distributor, reduces its orders or discontinues doing business with us.

In December 2007, we entered into a five year distribution agreement with China Post which authorizes China Post to be the exclusive distributor of our “FENGTAI WOSIDA” series of fertilizer in the Shandong Province in the PRC.  We have also entered into one year sales agency agreements with various branches of China Post for the sale of our “FENGTAI WOSIDA” series of fertilizer in various regions of the Shandong Province. For the fiscal years ended December 31, 2010 and 2009, sales through China Post and its branch offices accounted for approximately 70% and 77% of our total sales, respectively.  If there is any disruption in our business relationship with China Post and we fail to secure new distributors with a similar sales network in the PRC, our operations and revenues would be adversely affected. Although we believe that our relationship with China Post is good, we have no long-term distribution agreement with them and they could terminate their relationship with us in favor of competitors with increased production capabilities or offering lower prices or other favorable terms. If China Post reduces their orders or discontinues doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on China Post could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payments and/or failure to pay by China Post would negatively affect our cash flow.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We currently do not have any long-term contracts with our customers for our chemical products.  We have been dependent in each year on a small number of customers who generate a significant portion of our business related to our chemical products, and these customers have changed from year to year.  For the fiscal year ended December 31, 2010, five customers accounted for approximately 61% of our total revenues related to our chemical products, 25%, 16%, 10% were attributable to Only Chemical (Shanghai) Co., Ltd, Weifang Tengyue Trading Co., Ltd. and Seiwa Fertilizer Ind. Co., Ltd, respectively.  We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Because we may require additional financing, our failure to obtain necessary financing may impair our operations.

As of December 31, 2010, we had working capital of approximately $16,288,000. The completion of our Heze fertilizer plant and the expansion of our thiophene product line will require additional financing. To the extent we need to raise additional capital, the failure to obtain the necessary financing could affect both our cash flows and our ability to operate profitably. We cannot assure you that our existing sources of capital will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts and to develop our business. Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss.

To the extent that we require financing, we would intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We may also seek to obtain financing through a private placement or a public offering, a consequence of which could include the sale or issuance of stock to third parties. To the extent additional funding is required, we cannot assure you that we will be able to get additional financing on any terms acceptable to us, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors. The price and terms of any financing which would be available to us could result in the issuance of a significant number of shares. If we are required to issue a significant number of shares, stockholders could suffer substantial dilution.

The landlord for the property which our Changda Chemical plant is located on lacks the legal right to lease us the property for industrial purposes.

Changda Chemical leases a parcel of land with an area of approximately 22,500 square meters from Xinxing Village Villagers’ Committee, or Committee. Changda Chemical has built manufacturing facilities on the land leased from the Committee. The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to halt all operations on our chemical products without entitlement to any compensation and incur additional costs relating to any relocation and/or building of a new facility to manufacture our chemical products.  If we are forced to halt the production of our chemical products, our revenues and financial position may be adversely effected since our chemical products accounted for approximately 17% of our revenues for the fiscal year ended December 31, 2010.  Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the construction built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.8 million, approximately U.S. $872, 701 through December 31, 2010).

We have a limited operating history.

We have a relatively limited operating history. Changda Chemical and Changda Fertilizer, our PRC operating entities, through which we currently operate our business, commenced operations in April 2003 and December 2000,  respectively.   You should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the fertilizer and chemical industries in China and the Asia-Pacific region.  Some of these risks and uncertainties relate to our ability to:

●	offer new and innovative products to attract and retain a larger customer base;

●	attract additional customers and increase spending per customer;

●	increase awareness of our products and brands and continue to develop user and customer loyalty;

●	raise sufficient capital to sustain and expand our business;

●	maintain effective control of our costs and expenses;

●	respond to changes in our regulatory environment;

●	respond to competitive market conditions;

●	manage risks associated with intellectual property rights;

●	integrate any business acquisition properly;

●	attract, retain and motivate qualified personnel; and

●	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

Possible shortage in supply or price fluctuations of raw materials may have a detrimental effect on our profitability.

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

We expect continued volatility and uncertainty in prices for raw materials. We have not entered into any long-term supply contracts with suppliers of major raw materials and cannot guarantee that we will be able to pass any future increases in raw material purchase prices on to consumers.  Under the influence of volatility in the price of raw materials, the stabilization and increase in the price starting the second quarter of 2010 and economic circumstance, our sales revenue and net revenues for the fiscal year ended December 31, 2010 increased by $17,436,000 and $1,693,000, respectively, as compared to the fiscal year ended December 31, 2009.  In December 2009, management decided that, in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers and entered into agreements with said suppliers at contracted prices.  This will enable us to maintain our gross profit ratio despite the likelihood of an increase in the price of raw materials.   The final delivery of raw materials and payment under these contracts were made in May 2010. In 2010 and 2011, we continued to make prepayment deposits for raw materials as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.   In the event that there is a significant shortage or change in the purchase price of raw materials in the future and we are unable to transfer resulting cost increases to our customers, our business operations and profitability may be adversely affected.

In addition, our operations, like those of other PRC fertilizer companies, are also subject to regulation by PRC government authorities such as the Ministry of Agriculture, the Ministry of Commerce, the State Bureau of Taxation and the local pricing bureaus, which exercise extensive control over various aspects of our operations: pricing mechanisms for our raw materials and main products; industry-specific taxes and fees; and import and export quotas and procedures. As a result, we may face significant constraints on our ability to implement our business strategies or to maximize our profitability. Any price increase in raw materials and any change to the regulation by the PRC government authorities may adversely affect our fertilizer business and our profitability and financial results.

There is no assurance that we will sustain the growth in our business.

Our compound annual growth rate, or CAGR, of sales revenue from 2006 to 2010 was approximately 28.57%, and our CAGR of net income was approximately 30.87% during this same period.

There is no assurance that any growth rate can be sustained or that we can retain and attract qualified management, employees and customers. In the event that we are unable to maintain such attributes, we may have negative growth or stagnant growth, which in turn may impair our business operations and profitability.

Our sales have seasonal variations and adverse weather conditions could reduce demand for our products.

Our sales volumes and revenues are derived from two main product lines, fertilizer and chemical products. In the normal course of business, we are exposed to fluctuations in supply and demand and the prices of our products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, and supply and demand imbalances. In addition, prices of our fertilizer products also depend on weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and  fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  During the fiscal year ended December 31, 2010, approximately 81% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters. We cannot guarantee that our prices will remain at recent or current levels or that they will increase in the future.

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

Our business and operations require capital investment. Failure to raise sufficient capital in a timely manner may adversely affect business and results of operations.

In accordance with our development plan, we intend to expand our operations in Heze, Shandong Province of the PRC. Management may from time-to-time have other business expansion plans that require further capital. If we are unable to obtain such additional funding, we may not be able to pay for the necessary capital expenditures needed for expansion, or to implement proposed business strategies or at all. Any of the above could impede the implementation of our business strategies or prevent us from entering into transactions that would otherwise benefit business on commercially reasonable terms or at all and adversely affect its financial condition and results of operations.

Our business is subject to operation risks beyond our control and could have a detrimental effect on our profitability.

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

Operations are subject to hazards and natural disasters that may not be fully covered by our insurance policies.

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

Product liability is not covered under our insurance policies.

We have a basic asset insurance policy with China Continent Property & Casualty Insurance Company Ltd. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control for which we do not carry adequate insurance. While we have property damage insurance, we do not carry business disruption insurance, which is not readily available in China. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

 Furthermore, any defects in our fertilizer and chemical products could result in economic loss, adverse customer reaction, negative publicity, and additional expenditure to rectify the problems and/or legal proceedings instituted against us. We have not maintained any insurance policy against losses that may arise from such claims. Any litigation relating to such liability may be expensive and time consuming, and successful claims against us could result in substantial monetary liability or damage to our business reputation and disruption to our business operations.

We are dependent upon key personnel and the loss of key personnel, or the inability to hire or retain qualified personnel, could have an adverse effect on our business and operations.

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

As of December 31, 2010, we had a total of approximately 193 employees and skilled labor working in our offices and production facilities in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected.

There are differences between PRC and U.S. Generally Accepted Accounting Principles.

Our profits are derived from our subsidiaries established in the PRC. The profits available for distribution for companies established in the PRC are determined in accordance with PRC accounting standards, which may differ from the amounts arrived at under US GAAP.  In the event that the amount of the profits determined under the PRC accounting standard in a given year is less than that determined under the US GAAP, we may not have funds to allow distribution of profits to our stockholders.

We may fail to achieve our outline business objectives.

The future plans as set out in this document have been formulated on the basis of a number of assumptions in relation to future events, which by their nature are subject to changes and uncertainties and may not materialize. Although we will endeavor to execute such plans there is no assurance that our plans will materialize or be executed in accordance with the stated timeframe or that our objectives will be fully accomplished.  Moreover, we expect our business plans to be financed by the sale of our securities and cash generated from operations. In the event that funds are insufficient to finance our business plans and we are unable to raise funds through any financing activities, our business plans may not materialize as described in this Annual Report on Form 10-K.

 There is a risk of infringement of our intellectual property rights in the PRC.

All our fertilizer and chemical products are sold under the “CHANGDA” and “FENGTAI WOSIDA” trademarks which are registered as trademarks in the PRC. In addition, two patent applications have been granted and eight patent applications are pending. There can be no assurance that the existing legal protection in the PRC will effectively prevent unauthorized use of our “CHANGDA” and “FENGTAI WOSIDA” trademarks or the misappropriation by third parties of the technology associated with our applied/registered patents.

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

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims that our products or processes, whether in relation to the specific circumstances set out above or otherwise, infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from the business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to pay third-party infringement claims; discontinue manufacturing, using, or selling particular products subject to infringement claims; discontinue using the technology or processes subject to infringement claims; develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of the assets and increase expenses. In addition, if we alter or discontinue the production of affected items, our revenue could be negatively impacted.

RISKS RELATING TO THE FERTILIZER AND CHEMICAL INDUSTRIES IN THE PRC

Loss of or refusal of extension for preferential tax treatments.

Changda Chemical enjoys a tax concession of fifteen percent (15%) from the enterprise income tax for the years 2009 to 2011. Shandong Fengtai Fertilizer had a tax concession with full exemption from enterprise income tax for the years 2008 to 2009, and will have a fifty percent exemption from the enterprise income tax for the years 2010 to 2012. All fertilizer production companies enjoy a tax concession from the value added tax. Accordingly, any loss or refusal of an extension for these preferential tax treatments could increase our tax expenditures in the future and could have an adverse effect on our business, operations or financial conditions.

We face significant challenges and changes in government policies, including changes to VAT policies, adjustments of export custom duties and accession to the WTO, which could affect the operational environment of our industry and thus our financial performance.

To ensure a sufficient supply of fertilizers to meet the domestic demand in the PRC, the PRC government has historically adjusted its policies against the export of fertilizers, in particular through the cancellation of VAT refunds and imposition of export tariffs. The PRC government’s policies regarding export tariffs have historically encouraged or discouraged exports, and the PRC government changed its tax regime for exports several times. In addition, the PRC government may from time to time change its VAT refund policies based on the level of supply or demand. While we previously enjoyed VAT refunds for exports of our fertilizer products, we are currently subjected to a seasonal export tariff ranging from 20 percent to 185 percent. Because of such changes in taxes and export tariffs payable on exports of fertilizer products, our sales are primarily domestically focused. We may in the future be subject to further changes in tax liabilities, which may further affect the mix of domestic and export sales and have an adverse impact on our business, results of operations and net profits.

As part of its World Trade Organization, or WTO, concession commitment, the PRC is obliged to open its domestic fertilizer market to foreign participation within five years of December 2006, its accession to the WTO, by allowing foreign participation in the trading and distribution of fertilizers in the PRC. Whereas domestic fertilizer prices are insulated from fluctuations of international market prices prior to the PRC’s WTO accession, we anticipate that international market prices will have an increasingly direct impact on our fertilizer prices as the PRC gradually relaxes its fertilizer trade restrictions.

RISKS RELATING TO DOING BUSINESS IN CHINA

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies, repatriation of funds and direct investment. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. To date, the Company has taken no steps to prevent violations of the FCPA other than the adoption of a code of ethics.  While our code of ethics have been adopted to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

 The PRC economy may experience inflationary pressure, which may lead to an increase in interest rates and a slowdown in economic growth.

In response to concerns regarding the PRC’s high rate of growth, the PRC Government has taken measures to slow down economic growth to a more manageable level. Among the measures that the PRC Government has taken are restrictions on bank loans in certain sectors. These measures have contributed to a slowdown in economic growth in the PRC and a reduction in demand for consumer goods. Consequently, these measures and any additional measures, including a possible increase in interest rates, could contribute to a further slowdown in the PRC economy, which in turn could adversely affect the future demand of the our products and our operating results.

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

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

Under the PRC EIT Law, we and/or Changda International Ltd. may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us, our non-PRC resident enterprise investors and/or Changda International Ltd.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we and/or Changda International Ltd. are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we and/or Changda International Ltd. may be subject to the enterprise income tax at a rate of 25 percent on our and/or Changda International Ltd.’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we and Changda International Ltd. are treated as “qualified resident enterprises,” all dividends from the PRC Operating Companies to us (through Changda International Ltd.) should be exempt from PRC tax.

If Changda International Ltd. were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Changda International Ltd. receives from the PRC Operating Companies (assuming such dividends were considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Similarly, if we were treated as a “non-resident enterprise” under the EIT Law and Changda International Ltd. were treated as a “resident enterprise” under the EIT Law, then dividends that we receive from Changda International Ltd. (assuming such dividends were considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

 Finally, the new “resident enterprise” classification could result in a situation in which a 10 percent PRC tax is imposed on dividends we pay to our enterprise (but not individual) investors that are not tax residents of the PRC (“non-resident investors”) and gains derived by them from transferring our securities, if such income or gain is considered PRC-sourced income by the relevant PRC tax authorities. In such event, we may be required to withhold a 10 percent PRC tax on any dividends paid to our non-resident investors. Our non-resident investors also may be responsible for paying PRC tax at a rate of 10 percent on any gain realized from the sale or transfer of our securities   in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

  Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 10, 2009 that reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 addresses indirect equity transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a non-resident investor who indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in the PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5 percent or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer.   The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor’s investment in us).

If any PRC tax applies to a non-resident investor, the non-resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction for such PRC tax against such investor’s domestic taxable income or a foreign tax credit in respect of such PRC tax against such investor’s domestic income tax liability (subject to applicable conditions and limitations). Investors should consult their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

Restrictions on receipt of dividends from, and transfer of funds to, our PRC operating subsidiaries may be imposed.

Changda International Ltd. is incorporated in the Republic of the Marshall Islands and is the holding company of our operating subsidiaries. At present, Changda Fertilizer, Changda Chemical, Changda Heze and Shangdong Fengtai are the only subsidiaries. The ability of Changda Fertilizer, Changda Chemical, Changda Heze and Shangdong Fengtai and any future subsidiaries which are WFOEs to declare dividends and other payments to Changda International may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations in the PRC and in the Marshall Islands.

In particular, under PRC law, profit available for distribution from the PRC operating subsidiaries is determined in accordance with generally accepted accounting principles in the PRC. This calculation may differ from the one performed in accordance with US GAAP. As a result of the potential difference in profit calculation, there is a risk that the PRC subsidiaries may not have sufficient profit to distribute so as to allow distributions to the stockholders in the future. In addition, distributions by our subsidiaries other than as dividends may be subject to governmental approval and taxation.

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

Uncertainties with respect to the PRC legal system could adversely affect us.

Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

Changda International Ltd., our wholly owned subsidiary, is incorporated under the laws of the Marshall Islands.  The provisions of the Marshall Islands Business Corporations Act, or BCA, resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, stockholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling stockholders than would stockholders of a corporation incorporated in a U.S. jurisdiction. The Marshall Islands has no bankruptcy laws. In addition, all of our assets are located in, and other than our chief financial officer, all of our other senior executive officers reside within the PRC. As a result, it may be generally difficult to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public stockholders may have substantial difficulty in protecting their interests through actions against our management or directors than would stockholders of a corporation with assets and management members located in the United States.

Due to the nature of our business, we are subject to certain environmental regulation.

Our operations are subject to environmental and safety regulation in the PRC. Such regulation covers a wide variety of matters, including, without limitation, prevention of waste, pollution and protection of the environment, labor regulations and worker safety. On March 29, 2010, Changda Fertilizer, Shandong Fengtai and Changda Chemical received a certification from the Enviromental Protection Bureau of Binhai Economic Development Zone, Weifang, Shandong, stating that all activities of these three entities since inception are in compliance with the current laws and regulations of the PRC.  We could also be subject, under such regulations, to clean up costs and liability for toxic and hazardous substances which may exist on or under any of our properties or which may be produced as a result of our operations. In particular, the acceptable level of pollution and the potential clean up costs and obligations and liability for toxic or hazardous substances for which we may become liable as a result of our activities may be impossible to assess against the current legal framework and current enforcement practices of the PRC. In addition, environmental legislation and permit regime are likely to evolve in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened degree of responsibility for companies and their directors and employees.

The downturn in the economy of the PRC may slow our growth and profitability.

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

We have not obtained the approval of the China Securities Regulatory Commission, or CSRC, in connection with proposed listing on the NYSE Amex LLC under the Provisional Regulations on the Merger and Acquisitions of Domestic Enterprises by Foreign Investors, or New M&A Regulations. In the event that such an approval is subsequently deemed to be required, our business, financial results and prospects may be adversely affected. The New M&A Regulations also establish more complex procedures for acquisitions conducted by foreign investors which could make it more difficult to pursue growth through acquisitions.

If the CSRC or other PRC regulatory authorities subsequently determines that we are required to obtain the CSRC’s written approval for listing on any national securities exchange we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory authorities. In such an event, these regulatory authorities may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial conditions, results of operations, reputations and prospects, as well as on the trading price of the shares.

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

The State Administration of Foreign Exchange in the PRC, or SAFE, issued a public notice, or “Notice 75,” in October 2005 requiring PRC residents and non-PRC residents who habitually reside in the PRC for economic reasons, or PRC Residents, to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies (referred to in the Notice 75 as an “offshore special purpose company”). PRC Residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. To further clarify the implementation of Notice 75, SAFE issued Notice 106 on May 9, 2007. Under Notice 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner.

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

Foreign investment in the PRC is subject to industry-specific restrictions and/or prohibitions set forth in a Catalogue Guiding Foreign Investment in Industry, or Catalogue. Local governments in the PRC may maintain further industry-specific restrictions or prohibitions. The Catalogue distinguishes between different industries in terms of whether foreign investment is “encouraged,” “restricted,” “prohibited” or “permitted” in such industries. The different categories generally indicate the disposition of the MOC and other PRC regulatory authorities to approve foreign investment in a given industry, as well as having certain tax and other implications. Investments in the encouraged and permitted categories are generally eligible for approval with relatively few restrictions. Investment in the “restricted” category is often subject to limitations on the amount of equity that a foreign investor can hold and to other restrictions. Moreover, government approval of investments in the “restricted” category is generally perceived to be harder to secure. Foreign investment in the “prohibited” category is barred altogether. Such restrictions on the nature and terms of the Company’s potential investments in the PRC may limit the opportunities available to us in the PRC.

Failure to make payments for the compulsory social insurance schemes in the PRC may result in late charges or third party claims.

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

 Our sales are derived almost entirely from the PRC market.

For the fiscal years ended December 31, 2010 and 2009, 96% and 98% of our total sales were derived from the PRC market, respectively.   We expect that domestic sales will continue to account for a significant portion of our total sales. If there is any material adverse change in political, economic or legal conditions in the PRC market, our sales and profitability may be adversely affected.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Our common stock has historically been thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

Our common stock is currently traded on the Over-the-Counter Bulletin Board.  On March 30, 2011, the last reported market price of our common stock on the Over-the-Counter Bulletin Board was $0.74. The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock have historically been sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Currently, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 52.02% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 1B.                      Unresolved Staff Comments.

Not Applicable.

Item 2.                      Properties.

Overview

In China, there is no private ownership of land. Rather, all real property is owned by the government. The government issues a certificate of property right, which is transferable, generally has a term of 50 years and permits the holder to use the property.  All of our properties are suitable and adequate for the purposes for which they are used in our business.

	Address	Size (square meters)	Size (square feet)	Term
Land use right owned by Weifang Changda Fertilzer Co., Ltd	South of Mengjia Village, East of Changda Road, Binhai Economic Development Zone, Weifang	104,370	1,123,429	October 18,2006 through September 10, 2056

Land use right owned by Weifang Changda Chemicals Co., Ltd.	Lingang Industrial Zone, Binhai Economic Development Zone, Weifang	46,778	503,514	March 27, 2007 through December 27, 2056

Land use right owned by Weifang Changda Heze Co., Ltd.	South of Beihuan Road, North of Zhouzhuang, Heze City, Shandong Province	46,754	503,256	July 29, 2010 through April 29, 2060

Heze Plant

We hold a building permit in the name of  Changda Heze Fertilizer Co., Ltd. for 46,754 sq. meters (503,256 sq. feet) of space at South of Beihuan Road, North of Zhouzhuang, Heze City, Shandong Province. On October 23, 2009, Changda Heze attended the open bid of the land which Changda Heze signed the Confirmation Letter on Land Granting after it won the bid. On July 29, 2010, Changda Heze was granted the land use right for this property by the PRC National Land Resource Bureau for a total price of approximately RMB 8.2 million, approximately $1,244,000 which was paid in full.  The term of the land use right is for 50 years expiring on April 29, 2060.   Although we have been granted the land use rights for such property, we are still in the process of obtaining relevant permits and certificates such as the building ownership certificates for the buildings being constructed thereon.

Land Lease Issues

We are also party to a land rental agreement, dated January 1, 2008 by and between Changda Chemical and the Committee for 22,500 sq. meters (242,188 sq. feet) of space located at Xinxing Village, Binhai Economic Development Zone, Weifang pursuant to which have agreed to rent the property for 50 year term at a price of RMB 33,750 per year. The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to seek alternative premises, without entitlement to any compensation and incur additional costs relating to such relocations. Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the constructions built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.8m, approximately U.S. $872,701 through December 31, 2010).   According to the Confirmation Letter issued by the Bihai Economic Development Zone Branch of the Weifang Bureau of Land and Resources, the land where Changda Chemical is located is under the process of acquisition by the local government.  Upon the land being turned into state-owned property, Changda Chemical may obtain the Land Use Right via the legal land granting procedure.

Item 3.                      Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not currently a party to any material legal proceedings except as described below.

On October 1, 2010, the Company received notice that on September 27, 2010, holders of an aggregate of $250,000 principal amount of promissory notes issued on February 3, 2010 (the “February 2010 Notes”)filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York (the “Court”), Index No. 651595/10, against the Company seeking repayment of their respective February 2010 Notes.

The Company has repaid all principal and interest due and payable under the February 2010 Notes.   The Company’s only remaining obligation with respect to the February 2010 Notes is a claim by two investors for approximately $25,000 of attorneys fees payable in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes.  The Company has requested supporting documentation from counsel to such investors regarding such alleged fee amounts in an effort to  address this final claimed obligation under the February 2010 Notes.  As of the date of this Annual Report on Form 10-K, the Company is unaware of any update or change in status with respect to the Complaint.

Item 4. (Removed and Reserved).

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began quoting on the OTC Bulletin Board on July 24, 2008 under the symbol “PDWK.OB.”  In February 2009, our symbol was changed to “CIHI.OB” in connection with our name change.  On November 17, 2009, our symbol was changed to “CIHD.OB” when our 3 for 1 reverse stock split became effective.   The prices, as presented below, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board which take into account the 1 for 3 reverse stock split. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
Third Quarter (Beginning 7/24/08)	.06	.06
Fourth Quarter 2008	.06	.06
First Quarter 2009	1,500.015	.06
Second Quarter 2009	6.00	3.12
Third Quarter 2009	6.15	1.65
Fourth Quarter 2009	2.90	1.40
First Quarter 2010	3.50	2.00
Second Quarter 2010	2.48	0.61
Third Quarter 2010	0.80	0.401
Fourth Quarter 2010	1.15	0.42

The closing price of our common stock on the OTC Bulletin Board on March 30, 2010 was $0.74.

Number of Stockholders

As of March 29, 2011, there were approximately 284 holders of record of our common stock.

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

Equity Compensation Information

        The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	0	$0	0
Equity Compensation Plans Not Approved by Stockholders	—		—

Total	0	$0	0

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

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

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the fiscal year ended December 31, 2010, 83% of our revenues ($75 million) were derived from our fertilizer products and 17% of our revenues ($15 million) were derived from our chemical products.

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

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78 th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products.  During the fiscal year ended December 31, 2010, approximately 81% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.  The peak selling seasons for our chemical products have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The third quarter of the year is typically our slowest due to the low demand for our chemical products. During the fiscal year ended December 31, 2010, approximately 87% of our annual chemical sales volume occurred in the second, third, and the fourth fiscal quarters.  This unusual change in the chemical sales pattern was primarily a result of the substantial increase in the sales of the new flame retardant product during the second through the fourth quarters.  Total sales of the flame retardant product during fiscal year 2010 amounted to approximately $5,591,000, representing an increase of $5,279,000 compared to the total sales of the product during fiscal year 2009 amounting to approximately $312,000.

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

Our products sold through our distributor, China Post under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are substantially on the same terms and expire on December 31, 2010.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are, they are renewed on terms less favorable to us, with any local branch of China Post will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

For the year ended December 31, 2010, our top ten selling fertilizers were as follows:
Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	13,396,793	18%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	8,150,821	11%
3	S 15-15-15	S-Compound	6,832,184	9%
4	New Compound Chat (release) 24-8-8	Slow Compound	5,749,385	8%
5	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	5,138,573	7%
6	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	5,123,133	7%
7	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	4,852,430	6%
8	New fertilizer (slow release) 16-8-16	Slow Compound	4,591,318	6%
9	New fertilizer (slow release) 18-9-18	Slow Compound	4,114,564	6%
10	S 15-5-12	S-Compound	3,462,805	5%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the year ended December 31, 2010 of approximately $52,629,000 and $22,266,000, respectively or 70% and 30% of our revenues.

Chemical Products

Our principal chemical products are snow melting agents, flame retardant, and various other industrial chemicals.  Snow melting agents are de-icing salts, other salts and calcium chloride. The snow melting agents are a white, odorless and soluble solid compound and are used primarily to de-ice airports, roads and golf courses in the winter seasons, spread by winter service vehicles.

Our industrial chemical products range includes flame retardant, thiophene, calcium chloride and magnesium chloride. Thiophene is a colorless and transparent liquid which is primarily used in the pharmaceutical raw materials industry as a medicine chemical auxiliary, and for the synthesis of anti-bacterial fungus. Calcium chloride and magnesium chloride are used for dust control on roads and also as essential product inputs for a wide range of industrial usage such as in cement production.

Our chemical products, which had the highest sales volumes for the year ended December 31, 2010, are listed below:
Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	5,590,643	38%
2	Deicing Salt	4,559,490	31%
3	Calcium Chloride	2,686,404	18%
4	Thiophene	1,152,258	8%
5	Magnesium Chloride	874,777	6%

For the year ended December 31, 2010, our new flame retardant product became one of our highest selling products as a result of the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.

February 2010 Notes

On February 3, 2010, the Company entered into a Securities Purchase Agreement with six purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“February 2010 Notes”). The February 2010 Notes were due and payable on August 3, 2010 (the “Maturity Date”) together with accrued interest at the rate of 20% per annum. The February 2010 Notes were classified as current liabilities with the corresponding accrued interest of US$9,057 as of December 31, 2010.

The Company has repaid all principal and interest due and payable under the February 2010 Notes.   As of March 30, 2011, the Company’s only remaining obligation with respect to the February 2010 Notes is a claim by two investors for approximately $25,000 of attorneys fees payable in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes.  The Company has requested supporting documentation from counsel to such investors regarding such alleged fee amounts in an effort to  address this final claimed obligation under the February 2010 Notes.

The funds for the repayment of the February 2010 Notes were provided to the Company by Allhomely International Limited, an entity controlled by Jan Pannemann, the Company’s Executive Vice President and QingRan Zhu, the Company’s Chairman and Chief Executive Officer (“Allhomely”).  On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock for the $500,000 of funds provided (which is an effective purchase price of $0.70 per share).  On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company’s common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011.

Results of Operations

Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

The following tables set forth our summary statement of operations data for the fiscal years ended December 31, 2010 and 2009, and our summary balance sheet as of December 31, 2010 and 2009. Our statement of operations and balance sheet data for the fiscal years ended December 31, 2010 and 2009 were derived from our audited consolidated financial statements included elsewhere in this annual report. The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with our audited consolidated financial statements and related notes and elsewhere in this annual report.

The consolidated financial statements and accompanying notes are prepared in accordance with US GAAP.
Selected Balance Sheet Data:	Fiscal Year Ended December 31,
	2010	2009
Balance Sheet Information:	US$’000

Working capital	$16,288	$10,032
Total assets	54,411	42,180
Total liabilities	19,476	15,878
Additional Paid-In Capital	6,499	5,465
Accumulated Profit	23,022	16,857
Stockholders’ equity	34,935	26,302

Selected Statement of Operations Data:	Fiscal Year ended December 31,
	US$’000
	2010	2009

INCOME
Operating revenues
Chemical	15,614	9,955
Fertilizer	74,895	63,118
Total	$90,509	$73,073

COST OF SALES
Cost of sales
Chemical	11,912	7,165
Fertilizer	63,339	53,072
Total	$75,251	$60,237

GROSS PROFIT
Chemical	3,702	2,790
Fertilizer	11,556	10,046
Total	$15,258	$12,836

OPERATING EXPENSES
Administrative expenses	5,770	6,543
Financial costs	1,098	327
Other expenses (income)	(30)	(164)
Taxation	2,070	1,473
Total Operating Expenses	$8,908	$8,179

NET INCOME	$6,350	$4,657

Operating Revenues

Revenues for the year ended December 31, 2010 of approximately $90,509,000, increased approximately $17,436,000 or 23.9% from $73,073,000 for the year ended December 31, 2009. Chemical sales volume for the year ended December 31, 2010 totaled approximately 85,454 tonnes, representing a decrease of approximately 7,229 tonnes from sales volume of approximately 92,683 tonnes for the year ended December 31, 2009.  The sales volume of de-icing salt, other salts, and calcium chloride during 2010 decreased compared to 2009 as the demand for these products were higher in 2009 when China experienced a harsh winter season. Despite the decrease in the volume of sales of chemical products, sales revenue increased approximately $5,659,000 or 56.8% primarily due to the increase in the sales volume and sales price of the new flame retardant product for the fiscal year ended December 31, 2010 concurrent with the increase in the sales price of the major chemical products such as thiophene, de-cing salt, calcium chloride, and magnesium chloride. Fertilizer sales volume for the year ended December 31, 2010 of approximately 226,331 tonnes increased approximately 27,612 tonnes compared to the sales volume of approximately 198,719 tonnes for the year ended December 31, 2009.  Sales of fertilizer products increased by approximately $11,777,000 or 18.7% due primarily to the increase in the sales volume resulting from the growth in demand for fertilizer products as well as the increase in average sales price of the best-selling fertilizer products during the fiscal year ended December 31, 2010 by approximately 2.6%.

Cost of Sales

Total cost of sales for the year ended December 31, 2010 was approximately $75,251,000 or 83% of operating revenues compared to approximately $60,237,000 or 82.4% of operating revenues for the year ended December 31, 2009.  Chemical products cost of sales for the year ended December 31, 2010 was approximately $11,912,000 or 76.3% of chemical operating revenues.  Chemical products cost of sales for the year ended December 31, 2009 was approximately $7,165,000 or 72% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $4,747,000 resulted from the increase in sales volume as well as the increase in the cost of production related to the Company’s new flame retardant product.  Fertilizer products cost of sales for the year ended December 31, 2010 was approximately $63,339,000 or 84.6% of fertilizer operating revenues. Fertilizer products cost of sales for the year ended December 31, 2009 was approximately $53,072,000 or 84.1% of fertilizer operating revenues.  The increase in cost of sales of fertilizer products of approximately $10,267,000 resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production.

Gross Profit

Total gross profit for the year ended December 31, 2010 was approximately $15,258,000 or 17% of operating revenues compared to approximately $12,836,000 or 17.6% of operating revenues for the year ended December 31, 2009. Chemical products gross profit for the year ended December 31, 2010 was approximately $3,702,000 or 23.7% of chemical operating revenues.  Chemical products gross profit for the year ended December 31, 2009 was approximately $2,790,000 or 28% of chemical operating revenues.  The increase in the gross profit from the sales of chemical products of approximately $912,000 resulted from the increase in sales volume and sales price of the Company’s new flame retardant product offset by the increase in the cost of production related to the such flame retardant product.  Fertilizer products gross profit for the year ended December 31, 2010 was approximately $11,556,000 or 15.4% of fertilizer operating revenue.  Fertilizer products gross profit for the year ended December 31, 2009 was approximately $10,046,000 or 15.9% of fertilizer operating revenue.  The increase in the gross profit of fertilizer products of approximately $1,510,000 resulted mainly from the increase sales volume and in the average sales price of the best-selling fertilizer products during the fiscal year ended December 31, 2010 by approximately 2.6%.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $5,770,000, or 6.4% of operating revenues for the year ended December 31, 2010 as compared to approximately $6,543,000 or 8.95 % of operating revenues for the year ended December 31, 2009.   The decrease was primarily due to the write off in 2009 of the expenditures amounting to approximately $459,000  related to the initial plan of the Company to list on the AIM Market, which was subsequently abandoned and replaced  by the reverse acquisition of the Company into an over the counter (OTC) Bulletin Board listed company.  The decrease between the corresponding periods resulted also from the substantial costs incurred in 2009 pertinent to becoming a publicly listed company, such as consulting fees, directors’ fees, legal fees, audit fees and related issuance of stocks and warrants as fees and compensation, which were more than the costs incurred in 2010 pertinent to the S-1 registration for the proposed public offering.

Income Taxes

Changda Chemical, Changda Fertilizer, Changda Heze and Shangdong Fengtai as wholly owned foreign subsidiaries, are subject to effective tax rates of 20% and 18% for the years ended December 31, 2010 and 2009 respectively as a result of tax grants by the PRC local government for economic development. The income tax paid was approximately $2,070,000 for the year ended December 31, 2010 and approximately $1,473,000 for same period in 2009.

Net Income

Our net income of approximately $6,350,000 for the year ended December 31, 2010 increased from approximately $4,657,000 for the year ended December 31, 2009. The increase in net income was largely due to the increase in operating revenues and gross profit as well as a decrease in operating expenses. For the year ended December 31, 2010, although income taxes increased consequent to the increase in net income and interest expense increased because of the promissory note borrowings of February, 2010, the income after the operating expenses covered these increases and still resulted in a higher net income compared to the same period in 2009. Net income as a percentage of operating revenues approximated 7.02% and 6.37% for the years ended December 31, 2010 and 2009, respectively.

 Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2010 and 2009 amounted to approximately $8,161,000 and $914,000, respectively.  The increase of approximately $7,247,000 was primarily due to the increase in net income and collection of accounts receivable.

In 2009, the price of the key raw materials necessary for the manufacturing of our fertilizers, namely urea and potassium, had started to recover although the markets had become more volatile.  Management decided that in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers in December 2009 and entered into agreements with said suppliers at contracted prices with prepayment deposit for substantial delivery of the materials during the first quarter of 2010.  This option would enable us to maintain our gross profit ratio despite the likelihood of an increase in the price of raw materials.  Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the second quarter of 2010, which is considered a planting season.  In 2010, we continued to make prepayment deposits for raw materials as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.

Investment Activities

Net cash used for investment activities for the years ended December 31, 2010 and 2009 amounted to approximately $2,913,000 and $223,000, respectively.  This increase of approximately $2,690,000 was mainly due to the increase in acquisition of fixed assets in 2010.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2010 and 2009 amounted to approximately $1,756,000 and $1,007,000, respectively.  This represents an increase of approximately $749,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $4,911,000 into our Heze plant through December 31, 2010. However, an additional $18,789,000 is needed to complete the constructions and an additional $11,500,000 will be needed for the normal operation of the plant and Thiophene product line for the first 12 months after its completion.

To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as research and development activities, including advancing our current product development activities and construction of the Heze Plant. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We may also seek to obtain financing through private placement or a public offering, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2011, although current economic and market conditions will make it challenging for us to do so.

We cannot be certain that we will be able to obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we could be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

On February 3, 2010, the Company entered into a Securities Purchase Agreement with six purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“February 2010 Notes”). The February 2010 Notes were due and payable on August 3, 2010 (the “Maturity Date”) together with accrued interest at the rate of 20% per annum. The February 2010 Notes were classified as current liabilities with the corresponding accrued interest of US$9,057 as of December 31, 2010.

In conjunction with the February 2010 Notes, the Company issued warrants to purchasers of the February 2010 Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The Company assessed the terms in accordance with ASC Topic 815 “Derivatives and Hedging” and determined that the PN Warrants should be accounted for as equity and are valued at fair value at the date of issuance.

The fair value of the PN Warrants was estimated as US$0.9 per warrant at the date of issuance using the Black-Scholes model and graded vesting method together with the following assumptions:

At date of issuance
Expected volatility	29%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.57%

The change in fair value of the 110,000 PN Warrants as discussed in (ii) below was estimated as US$0.14 per warrant at the date of modification on exercise price from US$2.25 to US$0.75 using the Black-Scholes model and graded vesting method together with the following assumptions:

At date of modification on exercise price

Expected volatility	30%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	1.47%

During the year ended December 31, 2010, no PN Warrant has been exercised. There are 495,000 PN Warrants outstanding and exercisable as of December 31, 2010.

The Company has repaid all principal and interest due and payable under the February 2010 Notes.   As of March 30, 2011, the Company’s only remaining obligation with respect to the February 2010 Notes is a claim by two investors for approximately $25,000 of attorneys fees payable in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes.  The Company has requested supporting documentation from counsel to such investors regarding such alleged fee amounts in an effort to  address this final claimed obligation under the February 2010 Notes.

The funds for the repayment of the February 2010 Notes were provided to the Company by Allhomely.  On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock for the $500,000 of funds provided (which is an effective purchase price of $0.70 per share).  On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company’s common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011.

 On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured interest free loan in the amount of $303,444. The loan is not subject to any interest. The loan is due and payable on February 1, 2013.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,034,441. The loan is due and payable on March 8, 2011. The interest rate is 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $606,888. The loan is due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest  is  payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical.

On June 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,044,303.  A payment of $521,317 was made on the loan during the year. The loan is not subject to any interest. The loan is due and payable on June 3, 2012.

On July 26, 2010, Changda Chemicals entered into a loan contract with China Minsheng Banking Corp., Ltd., for a loan in the amount of $2,275,831. The loan is due and payable on July 26, 2011. The interest rate equals 20% more than the Benchmark Lending Rate issued by the China Central Bank and is adjusted every month, with an executed interest rate of 6.372% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Chemicals Co., Ltd., our subsidiary and is guaranteed by Weifang Changda Fertilizer Co., Ltd., our subsidiary.

On January 5, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $682,749. The loan is due and payable on April 4, 2011. The interest rate is 8.114% per annum. Interest is payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Seiwa Fertilizer Ind. Co., Ltd, one of our customers.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan is due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $758,610. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum.

On August 21, 2009, Changda Fertilizer entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $455,166. The loan was due and payable on August 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.434% per annum. Interests should be paid monthly. The loan is guaranteed by Weifang Changda Chemicals Co., Ltd., our subsidiary. On August 24, 2010, we entered into an agreement with Bank of Weifang New worker village Branch to extend the loan on the same terms until August 21, 2011.

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $227,583. The loan is due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer.On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.

While we have interest bearing loans in the aggregate principal amount of $7,358,000 which are due on or before December 31, 2011, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due during the fiscal year ended December 31, 2011.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of December 31, 2010 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$273	$70	$10	$10	$183
Loans, Notes and Other Borrowings
Shareholders’ loans	$1,107	$1,107	$-	$-	$-
Short-term interest-bearing borrowings	$7,358	$7,358	$-	$-	$-
Accrued interest on short-term interest-bearing borrowings (included in trade and other payables)	$176	$176
Promissory notes	$534	$534	$-	$-	$-
Long-term portion of Shareholders’ loans	$523		$523
Total Loans, Notes and Other Borrowings	$9,698	$9,175	$523	$-	$-

Total Contractual Obligations:	$9,971	$9,245	$533	$10	$183

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

 Impairment test of assets

We determine whether an asset is impaired at least on annual basis or where an indication of impairment exists.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. This requires an estimation of the expected future cash flows from the assets.

Allowance of bad and doubtful debts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending ASC Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The requirement to provide the Level 3 activity of purchases, sales, insurances and settlements on a gross basis, will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underling Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it other wise qualified as equity. ASU No. 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The management are in the process of assessing the possible impact on the future adoption of these ASU, but are not yet in a position to reasonably estimate their impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                  Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2010 and 2009, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

During the years ended December 31, 2008 and 2007 and through December 3, 2009, neither we nor anyone on our behalf consulted Mazars HK regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

 Item 9A.         Controls and Procedures.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting for the quarterly period ended December 31, 2010 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.  Each member of the Board of Directors serves for a term of one year, or until his or her successor has been duly elected and has been qualified. Each of our officers serve until they are replaced by the Board of Directors.

Name	Age	Position
QingRan Zhu	50	Chief Executive Officer and Director
Leodegario Quinto Camacho	57	Chief Financial Officer
Jan Pannemann	38	Executive Vice President
HuaRan Zhu	57	General Manager – Changda Chemical and Director
Carsten Aschoff	41	Director
David Cohen	69	Director
Craig Marshak	52	Director

QingRan Zhu, Chief Executive Officer and Executive Director (age 50)

Mr. Zhu has been our Chairman and Chief Executive Officer since February 2009.  Since December 2000, Mr. Zhu has served as founder and chairman of Weifang Changda Fertilizer Co., Ltd., one of our subsidiaries. From 1995 until 2000, Mr. Zhu served as the Vice General Manager of Weifang Legang Food Co. Ltd., a Sino-Hong Kong joint venture. Mr QingRan Zhu is also a member of the New Type Fertilizer Professional Committee of the seventh Council of the Chinese Plant Nutrition & Fertilizer Institute, a governmental professional organization. Mr. Zhu was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of senior management experience in the fertilizer industry.

Leodegario Quinto Camacho , Chief Financial Officer (age 57)

Mr. Camacho has been our Chief Financial Officer since February 2009. Since 1991, Mr. Camacho has been a CPA at Camacho & Camacho LLP.  Starting his career with the audit division of SGV & Co., a member practice of Ernst & Young, Global, in the Philippines, Mr. Camacho has over 34 years of experience as a financial controller in both public and private companies in various industries such as manufacturing, insurance, and garment export and import in the United States and the Philippines. Mr. Camacho was instrumental in the creation of a strong accounting and finance department for a Swiss trading firm doing business in Hong Kong, Philippines and other Asian countries. As a professional Certified Public Accountant for 34 years, he is a member of the American Institute of Certified Public Accountants, New Jersey Society of Certified Public Accountants and Association of Filipino-American Accountants.

HuaRan Zhu , General Manager – Changda Chemical and Director (age 57)

Mr. Zhu has been a director since February 2009. Since December 2000, Mr. Zhu has served general manager of Weifang Changda Chemical Co., Ltd., one of our subsidiaries. From 1995 to 2000 Mr. Zhu worked for Shandong Haihua Group, serving as head of workshop management and head of equipment safety.  Until 1988, Mr. Zhu served in the PRC military. Mr Zhu holds bachelors degree in business administration from Shandong Cadres Correspondence University.   Mr. Zhu was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of senior management experience in the chemical industry.

Jan Pannemann, Executive Vice President (age 38)

Mr. Pannemann has been our Executive Vice President since October 2009.  From February 2009 until October 2009, Mr. Pannemann served as our president and a director.   In 2005, Mr. Pannemann co-founded China Partners Investments Ltd., a London based advisory firm which merged with Geo Genesis Group Ltd. in 2007.  From 1999 until 2005, Mr. Pannemann worked as a freelance advisor in London primarily for German and Eastern European small and midsize entities. Mr. Pannemann has lived and worked in China since 2007.

Carsten Aschoff, Director (age 41)

Mr. Aschoff has been a director since February 2009.  Since March 2010, Mr. Aschoff has been a director of Aschoff Solar GmbH.   From  2006 until March 2010, Mr. Aschoff has been the director of Siger Trading Ltd, a U.K. company and Siger Technologies GmbH, two companies active in the production and trading of components for renewable energy systems. From July 2005 to March 2006, Mr. Aschoff has been involved in freelance consulting work in the PRC, primarily involving renewable energy and environmental technologies mainly supported by the German DEG (German Investment and Development Company), as private-public-partnership projects. Between 2002 and June 2005, Mr. Aschoff was the general manager for Shandong Linuo Paradigma Co. Ltd. in Jinan, China where he was responsible for business development, production and distribution of solar thermal systems. From 1998 to 2003, Mr. Aschoff was the lecturer at the University of Applied Science HFT in Stuttgart, Faculty of Architecture – “technical development” and “sustainable building”. Between 1996 and 2001, Mr. Aschoff was working in the product management in Paradigma Energie-und Umwelttechnik GmbH & Co. KG, Karlsbad, Germany.  Mr. Aschoff was originally selected to serve as a director due to his familiarity with our business and his extensive entrepreneurial background in the manufacturing industry.

David Cohen, Director (age 69)

Mr. Cohen has been a director since October 2009.  Mr. Cohen is a sole legal practitioner specializing in bankruptcy, reorganization, litigation and transportation matters.  From 1999 to 2005, Mr. Cohen managed the bankruptcy practice at Herzfeld & Rubin, P.C.  From 1992 to 1999, Mr. Cohen was managing partner at Cohen & Lippman, LLP. From 2001 to 2004, Mr. Cohen has served as an independent Director of Laidlaw Global Corporation, a Financial Holding company. In that function, he served as an independent Director and Member of the Audit Committee and the Compensation Committee. Mr. Cohen has served in the United States military in a communication unit based in Germany and was a Senior Executive for an Aviation company headquartered in Vienna, Austria with worldwide charter operations.  Mr. Cohen is a Graduate of New York Law School.  Mr. Cohen was selected to serve as a direct or due to his familiarity with our business and his experience as a board member of non-profit and profit corporations.

Craig Marshak, Director (age 52)

Mr. Marshak has been a director since October 2009.  Since 2007, Mr. Marshak has been head of investment banking and a partner in Trafalgar Capital Advisors, registered in Luxembourg. Mr. Marshak was active in Israel related venture capital projects having served on the Board of Directors of Arbel Capital, a Technology Investment Bank headquartered in Tel Aviv, where he served as head of International Investment Banking.  From February 1998 to January 2001, Mr. Marshak served as Co-Head of the Nomura Technology and Growth Capital Principal Investment Fund and Corporate Finance group.    Mr. Marshak graduated with a bachelors degree, summa cum laude, in Economics and Political Science from Duke University, Durham, North Carolina, and during that time received a one year Roger Alan Opel Scholarship to attend the London School of Economics. He also received a J.D. degree from the Harvard Law School.  Mr. Marshak was selected to serve as a direct or due to his experience in the financial industry.

Board Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Some of our directors have served in our operating entities, Changda Fertilizer and Changda Chemical, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

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

The responsibilities of our audit committee includes:

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. A copy of our code of ethics is available on our website at www.changdastock.com and will also be provided to any person without charge, upon written request sent to us at our offices located at 10th Floor Chenhong Building, No. 301 East Dong Feng Street, Weifang, Peoples Republic of China.

Director Independence

Three of our directors, Craig Marshak, David Cohen and Carsten Aschoff, are independent directors, using the Nasdaq definition of independence.  These three directors comprise the audit, compensation and nominating committee.

Compliance With Section 16(a) Of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2010, Allhomely International Limted, a 10% stockholder, and Jan Pannemann was late in filing a Form 4.

Item 11.                Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2010 and 2009 by the Chief Executive Officer and each of our other two highest paid executives whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2010 and 2009 (if any).

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Qingran Zhu	2010	$128,851	(1)	$36,880	--	--	--	--	--	$165,731
Chief Executive Officer	2009	$129,000	(2)	$29,000	--	--	--	--	$1,000	$159,000

HuaRan Zhu General Manager – Changda	2010	$103,540	(3)	$22,128	--	--	--	--	--	$125,668
Chemical and Director	2009	$104,000	(4)	$12,000	--	--	--	--	$1,000	$117,000

(1)
Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2010.  Mr. Zhu was paid an annual salary of $8,851 by Changda Fertilizer for the fiscal year ended December 31, 2010 which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

(2)
 Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2009.  Mr. Zhu was paid an annual salary of $9,000 by Changda Fertilizer for the fiscal year ended December 31, 2009 which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

(3)
Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2010.  Mr. Zhu was paid an annual salary of $3,540 by Changda Chemical for the fiscal year ended December 31, 2010 which was in addition to amounts owed pursuant to his employment agreement as more fully described below. [

(4)
Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2009.  Mr. Zhu was paid an annual salary of $4,000 by Changda Chemical for the fiscal year ended December 31, 2009 which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of our executive officers outstanding as of December 31, 2010.

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

On December 8, 2008, our wholly owned subsidiary, Weifang Changda Fertilizer Co., Ltd., entered into a three-year employment contract with QingRan Zhu, our Chairman and Chief Executive Officer. Pursuant to the Agreement, Mr. Zhu will act general manager of Changda Fertilizer with a base salary of $120,000 per annum. On the three year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Mr. Zhu is also entitled to receive an annual bonus at the discretion of Weifang based on its performance.  We may terminate Mr. Zhu with or without cause at its sole discretion.  Upon termination of Mr. Zhu’s employment not for cause, he shall be entitled to 50% of his average monthly regular salary for the preceding twelve months from the date of termination for an additional twelve months.  During the term of his employment and for a period of two years thereafter, Mr. Zhu will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On December 8, 2008, our wholly owned subsidiary, Weifang Changda Chemical Co., Ltd., entered into a three-year employment contract with HuaRan Zhu, our Director. Pursuant to the Agreement, Mr. Zhu will act as general manager of Changda Chemical with a base salary of $100,000 per annum. On the three year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Mr. Zhu is also entitled to receive an annual bonus at the discretion of Weifang based on its performance.  We may terminate Mr. Zhu with or without cause at its sole discretion.  Upon termination of Mr. Zhu’s employment not for cause, he shall be entitled to 50% of his average monthly regular salary for the preceding twelve months from the date of termination for an additional twelve months.  During the term of his employment and for a period of two years thereafter, Mr. Zhu will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On December 26, 2008, our wholly owned subsidiary, Changda Fertilizer, entered into an agreement with QingRan Zhu, our Chairman and Chief Executive Officer, pursuant to which if Changda Fertilizer had annual sales volume of 200,000 tons and net profit of $6,578,101 for the fiscal year ended December 31, 2009, Mr. Zhu would be entitled to a bonus equal to $36,545.  If Changda Fertilizer did not meet either of the two targets set forth above, Mr. Zhu would  be entitled to a bonus equal to a prorated portion of $36,545.  Since we did not meet either of two targets set forth above for the fiscal year ended December 31, 2009, the prorated portion of Mr. Zhu’s bonus was determined by multiplying the maximum amount of the bonus payable to Mr. Zhu ($36,545) by a fraction, the numerator of which was our actual net profit for the fiscal year ended December 31, 2009 ($5,365,340) and the denominator of which was the target net profit set forth in the agreement ($6,578,101).  As of the date of this Annual Report on Form 10-K, we have accrued Mr. Zhu’s bonus of $29,000.

On December 29, 2008, our wholly owned subsidiary, Changda Chemical, entered into an agreement with HuaRan Zhu, our director, pursuant to which if Changda Chemical had annual sales volume of 90,000 tons and actual profit of $1,754,160, Mr. Zhu would  be entitled to a bonus equal to $14,618.  If Changda Chemical did not meet either of the two targets set forth above, Mr. Zhu would be entitled to a bonus equal to a prorated portion of $14,618.  Since we did not meet either of two targets set forth above for the fiscal year ended December 31, 2009, the prorated portion of Mr. Zhu’s bonus was determined by multiplying the maximum amount of the bonus payable to Mr. Zhu ($14,618) by a fraction, the numerator of which was our actual net profit for the fiscal year ended December 31, 2009 ($1,395,491) and the denominator of which was the target net profit set forth in the agreement ($1,754,160).On March 12, 2010,Changda Chemical paid Mr. Zhu $12,000 for the fiscal year ended December 31, 2009.

On December 28, 2009, our wholly owned subsidiary, Changda Fertilizer, entered into an agreement with QingRan Zhu, our Chairman and Chief Executive Officer, pursuant to which if Changda Fertilizer has annual sales volume of 230,000 tons and actual profit of $7,375,911 for the fiscal year ended December 31, 2010, Mr. Zhu shall be entitled to a bonus equal to $44,256.  If Changda Fertilizer does not meet either of the two targets set forth above, Mr. Zhu shall be entitled to a bonus equal to a prorated portion of $44,256.  Since we did not meet either of two targets set forth above for the fiscal year ended December 31, 2010, the prorated portion of Mr. Zhu’s bonus was determined by multiplying the maximum amount of the bonus payable to Mr. Zhu ($44,256) by a fraction, the numerator of which was our actual net profit for the fiscal year ended December 31, 2010 ($6,262,612) and the denominator of which was the target net profit set forth in the agreement ($7,375,991).  We have accrued Mr. Zhu’s bonus of $36,880 for the fiscal year ended December 31, 2010.

On December 23, 2009, our wholly owned subsidiary, Changda Chemical, entered into an agreement with HuaRan Zhu, our director, pursuant to which if Changda Chemical has annual sales volume of 100,000 tons and actual profit of $2,360,317 for the fiscal year ended December 31, 2010, Mr. Zhu shall be entitled to a bonus equal to $29,504.  If Changda Chemical does not meet either of the two targets set forth above, Mr. Zhu shall be entitled to a bonus equal to a prorated portion of $29,504. Since we did not meet either of two targets set forth above for the fiscal year ended December 31, 2010, the prorated portion of Mr. Zhu’s bonus was determined by multiplying the maximum amount of the bonus payable to Mr. Zhu ($29,504) by a fraction, the numerator of which was our actual net profit for the fiscal year ended December 31, 2010 ($1,848,274) and the denominator of which was the target net profit set forth in the agreement ($2,360,317). We have accrued Mr. Zhu’s bonus of $22,128 for the fiscal year ended December 31, 2010.

On January 5, 2011, our wholly owned subsidiary, Changda Fertilizer, entered into an agreement with QingRan Zhu, our Chairman and Chief Executive Officer, pursuant to which if Changda Fertilizer has annual sales volume of 250,000 tons and actual profit of $8,851,189 for the fiscal year ended December 31, 2011, Mr. Zhu shall be entitled to a bonus equal to $44,256.  If Changda Fertilizer does not meet either of the two targets set forth above, Mr. Zhu shall be entitled to a bonus equal to a prorated portion of $44,256.

On January 5, 2011, our wholly owned subsidiary, Changda Chemical, entered into an agreement with HuaRan Zhu, our director, pursuant to which if Changda Chemical has annual sales volume of 100,000 tons and actual profit of $2,950,396 for the fiscal year ended December 31, 2011, Mr. Zhu shall be entitled to a bonus equal to $29,504.  If Changda Chemical does not meet either of the two targets set forth above, Mr. Zhu shall be entitled to a bonus equal to a prorated portion of $29,504.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Carsten Aschoff (1)	$12,000	$--	--	--	--	--	$12,000
Craig Marshak (2)	$12,000	--	--	--	--	--	$12,000
David Cohen (3)	$12,000	--	--	--	--	--	$12,000

(1)	In connection with his appointment as a director, Mr. Aschoff will be paid an annual fee of $12,000, payable in monthly installments.
(2)	In connection with his appointment as a director, Mr. Marshak will be paid an annual fee of $12,000, payable in monthly installments.
(3)	In connection with his appointment as a director, Mr. Cohen will be paid an annual fee of $12,000, payable in monthly installments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 29, 2011 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Executive Officers and Directors	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of common stock (2)
	Jan Pannemann(5) Vice President	8,872,165	43.3%

	Huaran Zhu (3) General Manager – Changda Chemical and Director	2,144,000	10.4%

	Craig Marshak Director	25,000	*

	David Cohen (8) Director	12,000	*

	Leodegario Quinto Camacho Chief Financial Officer	10,000	*

	Carsten Aschoff (7) Director Lindenstr. 10 D-91580 Petersaurach Germany	6,667	*

	Qingran Zhu (5)(6) Chief Executive Officer and Director	0	*

	All Directors and Executive Officers as a Group (7 Persons)	11,069,832	53.9%

5% Stockholders
	AllHomely International Limited (5)(6) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	8,872,165	43.3%

	Exceed International Limited (4) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	3.877,334	18.9%

	Hudson International Limited (3) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	2,144,000	10.4%

	Rahfco Select LP 3229 Nic Ann Court Sioux Falls, SD 57103	1,503,334	7.33%

* less than 1%.

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Changda International Holdings, Inc., 10th Floor Chenhong Building, No. 301 East Dong Feng Street, Weifang, Shandong, People’s Republic of China 261041.

(2)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 30, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2011, which was 20,509,123, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of any warrants, options and conversion of any convertible securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)
Represents the shares owned by Hudson International Limited (“Hudson”).  Hudson is owned by our director, Huaran Zhu, and Wen Jun Wang, own 79% and 21% of the interest in Hudson, respectively.  Huaran Zhu is the sole officer and director of Hudson. Huaran Zhu, the majority shareholder of Hudson, has sole voting and dispositive control over the shares of common stock owned by Hudson.

(4)
FenRan Zhu, the sister of Qingran and Huaran Zhu, owns 42% of Exceed International Limited (“Exceed”). Gang Zhang and Tao Wang own 31% and 27% of Exceed International Limited, respectively. Ms. Zhu is the sole officer and director of Exceed.  By virtue of her role as sole officer and director of Exceed, Ms. Zhu has sole voting and dispositive control over the shares of common stock owned by Exceed.

(5)
Represents the shares owned by AllHomely International Limited (“AllHomely”). Qingran Zhu and Mr. Jan Pannemann our Chief Executive Officer and Executive Vice President, are the sole officers and directors of AllHomely and own 23% and 77% of the interests in AllHomely, respectively.  Mr. Pannemann, the majority shareholder of AllHomely, has voting and dispositive control over the shares of common stock owned by AllHomely.

(6)
Qingran Zhu, our Chief Executive Officer and director, is an officer and director of AllHomely, but does not hold voting or dispositive control over the common stock owned by AllHomely.  Accordingly, Mr. Zhu disclaims beneficial ownership of these shares.

(7)	Represents a two-year warrant to purchase up to 6,667 shares of common stock at $4.80 per share received by Mr. Aschoff as partial payment for his services as a director.

(8)
Represents (i) 9,000 shares of common stock and (ii) a warrant to purchase 3,000 shares of common stock with an exercise price of $4.50 per share received by Mr. Cohen as partial payment for his services as a director.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

On February 3, 2010, the Company entered into a Securities Purchase Agreement with six purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“February 2010 Notes”). The February 2010 Notes were due and payable on August 3, 2010 (the “Maturity Date”) together with accrued interest at the rate of 20% per annum. The February 2010 Notes were classified as current liabilities with the corresponding accrued interest of US$9,057 as of December 31, 2010. The Company has repaid all principal and interest due and payable under the February 2010 Notes.  As of March 30, 2011, the Company’s only remaining obligation with respect to the February 2010 Notes is a claim by two investors for approximately $25,000 of attorneys fees payable in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes.  The Company has requested supporting documentation from counsel to such investors regarding such alleged fee amounts in an effort to  address this final claimed obligation under the February 2010 Notes.

The funds for the repayment of the February 2010 Notes were provided to the Company by Allhomely International Limited, an entity controlled by Jan Pannemann, the Company’s Executive Vice President and QingRan Zhu, the Company’s Chairman and Chief Executive Officer (“Allhomely”).  On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock for the $500,000 of funds provided (which is an effective purchase price of $0.70 per share).  On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company’s common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011.

On January 5, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $682,749. The loan is due and payable on April 4, 2011. The interest rate is 8.114% per annum. Interest is payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Seiwa Fertilizer Ind. Co., Ltd, one of our customers.

On September 29, 2010, Changda Chemicals entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $673,847. The loan is due and payable on December 20, 2010 with interest rate as 7.434% per annum. Interest shall be payable on a monthly basis. The loan is guaranteed by Seiwa Fertilizer Ind Co., Ltd., a customer of Changda Chemical. The loan was fully paid on December 20, 2010.

On July 26, 2010, Changda Chemicals entered into a loan contract with China Minsheng Banking Corp., Ltd., for a loan in the amount of $2,275,831. The loan is due and payable on July 26, 2011. The interest rate equals 20% more than the Benchmark Lending Rate issued by the China Central Bank and is adjusted every month, with an executed interest rate of 6.372% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Chemicals Co., Ltd., our subsidiary and is guaranteed by Weifang Changda Fertilizer Co., Ltd., our subsidiary .

On March 25, 2010, Changda Chemicals entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $606,888. The loan is due and payable on March 24, 2011. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.434% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemicals.

On March 9, 2010, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,034,441. The loan is due and payable on March 8, 2011. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and is every month, with an executed interest rate of 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary.

On February 2, 2010, Changda Chemicals entered into a loan agreement with Huaran Zhu, our director, for an unsecured loan in the amount of $303,444. The loan is not subject to any interest. The loan is due and payable on February 1, 2013.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan is due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $758,610. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum.

On August 21, 2009, Changda Fertilizer entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $455,166. The loan was due and payable on August 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.434% per annum. Interests should be paid monthly. The loan is guaranteed by Weifang Changda Chemicals Co., Ltd., our subsidiary. On August 24, 2010, we entered into an agreement with Bank of Weifang New worker village Branch to extend the loan on the same terms until August 21, 2011.

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $227,583. The loan is due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer. On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.

On June 4, 2008, Changda Fertilizer entered into a loan agreement with Qingran Zhu, our chief executive officer, for an unsecured loan in the amount of $1,044,303 at inception. The loan is not subject to any interest. The loan is due and payable on June 4, 2010.  On June 4, 2010, we and Mr. Zhu entered into an agreement to extend the loan until June 4, 2012. In 2010, we repaid $521,317.

On July 5, 2007, Changda Chemicals entered into an agreement with Huaran Zhu for an unsecured loan in the amount of $145,861 at inception. On June 10, 2008, Changda Chemicals entered into an agreement with Huaran Zhu for an unsecured loan in the amount of $1,496,242 at inception. On February 2, 2010, Changda Chemicals entered into an agreement with Huaran Zhu for an unsecured loan in the amount of $303,444. The loans are not subject to any interest.  Huaran Zhu is our director of.  In 2008, 2009 and 2010, we repaid $13,063, $807,349 and $53,492 to Mr. Zhu, respectively.

In December 2007 and June 2008, QingRan Zhu, our chief executive officer, submitted a patent on a chemical and fertilizer product, respectively.  Mr. Zhu has signed an instrument stating that he will assign each patent, as applicable, to Changda Chemical and Changda Fertilizer, respectively, free of consideration after the respective patent(s) are granted by the China Patent Office.

While we have interest bearing loans in the aggregate principal amount of $7,358,000 which come due on or before December 31, 2011, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due during the fiscal year ended December 31, 2011.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Item 14.                Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $149,000 and $305,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $20,000  and $4,000 in fees from its registered independent public accounting firms for audit-related services during the years ended December 31, 2010 and 2009, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended December 31, 2010 and 2009 respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended December 31, 2010 and 2009, respectively.

PART IV

Item 15. Exhibits

2.1	Share Purchase Agreement between John Spencer, Derrick Waldman, Louis Waldman and Allhomely International, Limited (2)
2.2	Share Exchange Agreement, dated February 13, 2009, between Company and Changda International Limited (3)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Warrant, dated October 8, 2009 issued to David Cohen (8)
4.2	Warrant, dated September 28, 2009 issued to Carsten Aschoff (8)
4.3	Warrant, dated January 2, 2009, issued to Geo Genesis Group, Ltd. (6)
4.4	Form of Warrant issued to the Feb 2010 Investors (9)
10.1	Affiliate Stock Purchase Agreement between Darryl Mills and Allhomely International, Limited. (2)
10.2	Employment Agreement, dated December 8, 2008, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (7)
10.3	Employment Agreement, dated December 8, 2008, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (7)
10.4	Distribution Agreement, dated December 28, 2007, by and between Changda Fertilizer and China Post Logistics (Shangdong) Co., Ltd. (8)
10.5	Sales Agency Agreement, dated December 21, 2009, by and between Changda Fertilizer and China Post (Shandong), Weifang Branch. (8)
10.6	Sales Agency Agreement, dated December 21, 2009, by and between Changda Fertilizer and China Post (Shandong), Dongying Branch. (8)
10.7	Loan Contract, dated September 18, 2009, by and between Shandong Fengtai Fertilizer and Agricultural Bank of China, Shouguang Branch. (8)
10.8	Credit Facility Agreement, dated September 3, 2009, by and between Changda Fertilizer and China Merchants Bank, Weifang Branch (8)
10.9	Loan Contract, dated January 12, 2009, by and between Huaran Zhu and Shandong Shouguang Rural Cooperative Bank. (8)
10.10	Loan Agreement, dated June 10, 2008, by and between Changda Fertilizer and QingRan Zhu (8)
10.11	Loan Agreement, dated June 4, 2008, by and between Changda Chemicals and Huaran Zhu (8)
10.12	Consulting and Advisory Agreement, dated January 2, 2009, between Changda International Ltd. And Geo Genesis Group, Ltd. (6)
10.13	Form of Securities Purchase Agreement, dated February 3, 2010 by and between Changda International Holdings, Inc. and the purchasers signatory thereto.(9)
10.14	Sales Agency Agreement, dated December 20, 2008, by and between Changda Fertilizer and China Post (Shandong), Binzhou Branch. (9)
10.15	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Dezhou Branch. (9)
10.16	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laiwu Branch. (9)
10.17	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laiyang Branch. (9)
10.18	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laizhou Branch. (9)
10.19	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Rongcheng Branch. (9)
10.20	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Tai’an Branch. (9)
10.21	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laixi Branch. (9)
10.22	Distribution Agreement, dated December 31, 2008, by and between Changda Fertilizer and Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd. (9)
10.23	Agreement, dated December 26, 2008, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (10)
10.24	Agreement, dated December 29, 2008, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (10)
10.25	Agreement, dated December 28, 2009, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (10)
10.26	Agreement, dated December 23, 2009, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (10)
10.27	Agreement, dated February 2, 2010, by and between HuaRan Zhu and Changda Chemicals (10)
10.28	Loan Agreement, dated June 4, 2010, by and between Changda Fertilizer and QingRan Zhu (10)
10.29	Letter Agreement, dated August 3, 2010 by and between Changda International Holdings, Inc. and certain holders of the February 2010 Notes (11)
10.30	Loan Agreement, dated July 26, 2010, by and between Changda Chemicals and China Minsheng Banking Corp., Ltd. (11)
10.31	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Weifang Branch
10.32	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Dongying Branch.
10.33	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Binzhou Branch
10.34	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Dezhou Branch.
10.35	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laiwu Branch.
10.36	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laiyang Branch.
10.37	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laizhou Branch.
10.38	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Rongcheng Branch.
10.39	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Tai’an Branch.
10.40	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laixi Branch.
10.41	Distribution Agreement, dated December 25, 2010, by and between Changda Fertilizer and~~,~~ Anqiu distribution center.
10.42	Distribution Agreement, dated December 25, 2010, by and between Changda Fertilizer and~~,~~ Changle distribution center.
10.43	Distribution Agreement, dated December 25, 2010, by and between Changda Fertilizer and~~,~~ Gaomi distribution center
10.44	Distribution Agreement, dated December 27, 2010, by and between Changda Fertilizer and Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd.
10.45	Agreement, dated January 5, 2011, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu
10.46	Agreement, dated January 5, 2011, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu
10.47	Loan Agreement dated March 9, 2010, by and between Weifang Changda Fertilizer Co., Ltd and Bank of Weifang.
10.48	Business Cooperation Agreement, dated July 20, 2010, by and between Changda International Limited and Sinochem
10.49	Letter Agreement, dated December 7, 2010 by and between Changda International Holdings, Inc. and certain holders of the February 2010 Notes (12)
10.50	Subscription Agreement, dated December 6, 2010 by and between Allhomely International Limited and Changda International Holdings, Inc. (12)
10.51	Letter Agreement, dated January 21, 2011 by and between Changda International Holdings, Inc. and certain holders of the February 2010 Notes. (13)
10.52	Subscription Agreement, dated February 28, 2011 by and between Allhomely International Limited and Changda International Holdings, Inc. (14)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 which was filed with the Commission on November 6, 2007 and incorporated herein by reference.
2	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 20, 2009 and incorporated herein by reference.
3	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 20, 2009 and incorporated herein by reference.
4	Filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on March 23, 2009 and incorporated herein by reference.
5	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 10, 2009 and incorporated herein by reference.
6	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 8, 2009 and incorporated herein by reference.
7	Filed as an exhibit to the Company’s Registration Statement on Form S-1 which was filed with the Commission on December 31, 2009 and incorporated herein by reference.
8	Filed as an exhibit to the Company’s 2009Annual Report on Form 10-K which was filed with the Commission on March 31, 2010 and incorporated herein by reference.
9	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A which was filed with the Commission on May 14, 2010 and incorporated herein by reference.
10	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A which was filed with the Commission on July 23, 2010 and incorporated herein by reference.
11	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A which was filed with the Commission on September 3, 2010 and incorporated herein by reference.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 10, 2010 and incorporated herein by reference.
13	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 27, 2011 and incorporated herein by reference.
14	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on March 2, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2011
CHANGDA INTERNATIONAL HOLDINGS, INC.

By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Qingran Zhu	Chief Executive Officer and Director (principal executive officer)	March 31, 2011
Qingran Zhu
/s/ Leodegario Quinto Camacho	Chief Financial Officer (principal financial and accounting officer)	March 31, 2011
Leodegario Quinto Camacho
/s/ Jan Pannemann	Executive Vice President	March 31, 2011
Jan Pannemann
/s/ HuaRan Zhu	Director	March 31, 2011
HuaRan Zhu

/s/ Craig Marshak	Director	March 31, 2011
Craig Marshak

/s/ Carsten Aschoff	Director	March 31, 2011
Carsten Aschoff /s/ David Cohen	Director	March 31, 2011
David Cohen

 Changda International Holdings, Inc.

Index to Consolidated Financial Statements

Page

Financial Statements for the fiscal year ended December 31, 2010 and 2009	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations and other Comprehensive Income for the years ended December 31, 2010 and 2009	F-4
Consolidated Statements of Stockholders Equity for the years ended December 31, 2010 and 2009	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6– F-7
Notes to Consolidated Financial Statements	F-8– F-32

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of
Changda International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Changda International Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 30, 2011

Changda International Holdings, Inc.

Consolidated Balance Sheets
As of December 31, 2010 and 2009

		As of December 31,
		2010	2009
	Note	US$’000	US$’000
ASSETS

Current assets
Cash and cash equivalents		9,364	2,275
Trade and other receivables, net	7	19,044	17,052
Inventories	8	3,143	3,033
Prepaid lease payments, net	9	63	37
Government grant receivables in respect of tax	5	2,822	2,720

Total current assets		34,436	25,117

Intangible assets		3	4
Property, plant and equipment, net	10	17,057	15,372
Prepaid lease payments, net	9	2,915	1,687

Total assets		54,411	42,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables	11	5,575	3,908
Promissory notes	13	534	-
Shareholders’ loans	16(c)	1,107	1,833
Short-term interest-bearing borrowings	12	7,358	6,172
Income tax payables		3,574	3,172

Total current liabilities		18,148	15,085

Deferred government grants	14	805	793
Long-term portion of shareholders’ loans	16(c)	523	-

Total liabilities		19,476	15,878

Commitments and contingencies	18

Stockholders’ equity
common stock, par value $0.001 per share, 100,000,000 shares authorized, 19,729,902 shares issued and outstanding as of December 31, 2010 and 18,964,025 shares issued and outstanding as of December 31, 2009	17	20	19
Additional paid-in capital		6,499	5,465
Statutory reserves	15	2,822	2,637
Accumulated other comprehensive income		2,572	1,324
Accumulated profits		23,022	16,857

Total stockholders’ equity		34,935	26,302

Total liabilities and stockholders’ equity		54,411	42,180

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended December 31, 2010 and 2009

		Years ended December 31,
		2010	2009
	Note	US$’000	US$’000

Operating revenues		90,509	73,073

Cost of sales		(75,251)	(60,237)

Gross profit		15,258	12,836

Operating expenses
Depreciation of property, plant and equipment		(276)	(269)
Amortization of intangible assets		(1)	(1)
Amortization of prepaid lease expenses		(53)	(37)
Selling, general and administrative expenses		(5,440)	(6,236)

Operating income		9,488	6,293

Subsidies received		-	15
Reversal of provision of doubtful debts		-	76
Other income		30	73
Interest income		11	3
Interest expenses		(601)	(330)
Other finance cost		(508)	-

Income before income taxes		8,420	6,130

Income taxes	5	(2,070)	(1,473)

Net income		6,350	4,657

Other comprehensive income
Foreign currency translation adjustment		1,248	14

Total comprehensive income		7,598	4,671

Earnings per common stock ($)	6
Basic		0.33	0.25

Diluted		0.33	0.25

Weighted average number of common stocks	6
Basic		19,002,762	18,769,801

Diluted		19,002,762	18,941,192

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Stockholders Equity
For the years ended December 31, 2010 and 2009

					Accumulated
	common stock issued		Additional		other		Total
	Number of		paid-in	Statutory	comprehensive	Accumulated	stockholders'
	shares	Amount	capital	reserves	income	profits	equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2009	53,599,965	54	5,001	2,264	1,310	12,573	21,202
Recapitalization upon reverse acquisition	2,929,999	3	(3)	-	-	-	-
Issuance of stock for consultancy services	60,000	-	87	-	-	-	87
Issuance of stock for employees	79,200	-	95	-	-	-	95
Issuance of stock for directors	34,000	-	76	-	-	-	76
Stock based compensation	-	-	171	-	-	-	171
Reverse stock split	(37,739,139)	(38)	38	-	-	-	-
Net income	-	-	-	-	-	4,657	4,657
Transfer to statutory reserves	-	-	-	373	-	(373)	-
Foreign currency translation adjustment	-	-	-	-	14	-	14
Balance as of December 31, 2009	18,964,025	19	5,465	2,637	1,324	16,857	26,302

Issuance of stock	765,877	1	537	-	-	-	538
Warrants issued pursuant to securities purchase agreement		-	460	-	-	-	460
Beneficial conversion feature of promissory notes	-	-	37	-	-	-	37
Net income	-	-	-	-	-	6,350	6,350
Transfer to statutory reserves	-	-	-	185	-	(185)	-
Foreign currency translation adjustment	-	-	-		1,248	-	1,248

Balance as of December 31, 2010	19,729,902	20	6,499	2,822	2,572	23,022	34,935

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
	US$’000	US$’000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	6,350	4,657
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,748	1,699
Amortization of prepaid lease payments	53	37
Amortization of intangibles assets	1	1
Exchange differences	286	(39)
Government grants recognized	(18)	(18)
Reversal of provision for doubtful debts	-	(76)
Provision for obsolete inventories	-	98
Loss on disposal of property, plant and equipment	1	2
Issuance of stock for consultancy services	-	87
Issuance of stock for employees	-	95
Issuance of stock for directors	-	76
Stock based compensation	-	171
Cost of warrants issued	460	-
Discount of promissory notes	37	-
Changes in operating assets and liabilities:
Inventories	3	1,037
Trade and other receivable, net	(2,598)	(7,856)
Trade and other payables	1,555	753
Income tax payable	283	190
Net cash provided by operating activities	8,161	914

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	3	1
Purchase of property, plant and equipment	(2,916)	(224)

Net cash used in investing activities	(2,913)	(223)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	8,824	3,101
Repayment of bank and other loans	(7,068)	(2,094)

Net cash provided by financing activities	1,756	1,007

Net increase in cash and cash equivalents	7,004	1,698

Cash and cash equivalents at beginning of year	2,275	575

Effect on exchange rate changes	85	2

Cash and cash equivalents at end of year	9,364	2,275

Changda International Holdings, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
	US$’000	US$’000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the year, cash was paid for the following:
Income taxes	1,795	1,276
Interest	603	330

	2,398	1,606

Major non-cash transaction:
Construction in progress not yet paid at year end and included in other payable	885	-

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Changda International Holdings, Inc. (“CIHI”) was incorporated on January 24, 2007 under the laws of the State of Nevada. On January 15, 2009, Memorandum of Understanding (“Agreement”) was entered by and among CIHI and Changda International Limited (“Changda International”), a company organized under the laws of Marshall Islands. Changda International, being the legal acquiree (accounting acquirer), delivered to CIHI, being the legal acquirer (accounting acquiree), stock certificates representing 100% of the shares in Changda International (the “Share Exchange Transaction”).

The principal subsidiaries of CIHI after the Share Exchange Transaction are Weifang Changda Chemical Co., Ltd. (“Changda Chemical”), Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”) and Fengtai Changda Fertilizer Co., Ltd. (“Fengtai Changda”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent and drugs intermediate.   Changda Fertilizer and Fengtai Changda are limited liability companies incorporated in the PRC. The registered office of both Changda Fertilizer and Fengtai Changda are located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer and Fengtai Changda are manufacturing and trading of fertilizers.

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

Research and development
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$58,483 and US$123,645 for the years ended December 31, 2010 and 2009, which represents 0.07% and 0.2% of operating revenues respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as selling expenses as incurred. Advertising costs were US$4,163 and US$165,159 for the years ended December 31, 2010 and 2009, respectively.

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

At December 31, 2010, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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
For the years ended December 31, 2010 and 2009

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables or payables, prepayments and borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of non-current financial instruments was not materially different from their carrying value as of December 31, 2010 and 2009.

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
For the years ended December 31, 2010 and 2009

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

Government grants

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the years necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is credited to a deferred income account and is released to the consolidated statements of operations and other comprehensive income over the expected useful life of the relevant asset by equal annual installments.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rentals payable and receivable under operating leases are recognized as expense and revenue on the straight-line basis over the lease terms

Retirement benefits scheme
Payment to the state-managed retirement benefits schemes is charged as expense as it falls due.

Stock-based compensation

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 718, which requires the use of the fair value method of accounting for stock-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC Topic 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of warrants granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the warrants and the estimated fair value of CIHI’s common stock and the expected volatility, are required to determine the fair value of the warrants. If different assumptions had been used, the fair value of the warrants would have been different from the amount the Company computed and recorded which would have resulted in either an increase or decrease in the compensation expense.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

Segment reporting

The Company adopted ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s results of operations and financial position were affected by the implementation of ASC Topic 280 as it operates in more than one line of business. Segment information is disclosed in Note 19 to the consolidated financial statements.

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
For the years ended December 31, 2010 and 2009

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

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending ASC Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The requirement to provide the Level 3 activity of purchases, sales, insurances and settlements on a gross basis, will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underling Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it other wise qualified as equity. ASU No. 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The management are in the process of assessing the possible impact on the future adoption of these ASU, but are not yet in a position to reasonably estimate their impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

 4.               OPERATING RISKS

(a)   Concentration of major customers and suppliers

	Years ended December 31,
	2010	2009
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	-	25,382
Percentage of sales	-	35%
Number	-	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	7,404	20,659
Percentage of purchases	10%	36%
Number	1	3

Account receivables related to the Company’s major customers comprised 15% of all account receivables as of December 31, 2009.

No account payables as of December 31, 2010 and 2009 are related to the Company’s major suppliers.

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
For the years ended December 31, 2010 and 2009

5.	INCOME TAXES

The Company’s principal subsidiaries in the PRC are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity domiciles and operates.

In 2006, the local government of economic development area has granted a special tax exemption to both Changda Fertilizer and Changda Chemical. In this connection, both Changda Fertilizer and Changda Chemical are entitled to receive the whole amount of Enterprise Income Tax (“EIT”) payable for its first two profitable years of operation starting from 2006 and followed by an entitlement to receive 50% of EIT payable for the following three years. The exemption is not applicable upon the successful listing of any holding company vehicle in overseas stock market.

On December 29, 2008, Changda Chemical was approved as a high-tech enterprise and ceased to enjoy the special tax exemption. Tax rate for an approved high-tech enterprise is 15%. Taxation has been estimated based on the assessable profit for the each of years at a rate of 15%.

Starting from January 1, 2009, the special tax exemption previously granted to Changda Fertilizer ceased to be effective since it became a subsidiary of CIHI which is listed in the US stock market. Changda Fertilizer is subject to EIT at a rate of 25% thereafter.

For accounting purpose, taxation for the years has been estimated based on the assessable profit for the period at a rate of 33% in 2007 for both Changda Fertilizer and Changda Chemical and at a rate of 25% according to the EIT Law effective in 2008 of the PRC for Changda Fertilizer. The respective tax liability has been recognized as tax liability and the related receivable from the local government of economic development area has been recognized as government grant receivable in respect of taxation, as reported in the balance sheet.

Fengtai Changda is subject to EIT at a rate of 25%. However, a special tax exemption has been granted by the local government and Fengtai Changda is entitled to full exemption of EIT payable for its two years of operation starting from 2008 and followed by a 50% exemption of EIT payable for the following three years.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

5.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses comprised the following:

	Years ended December 31,
	2010	2009
	US$’000	US$’000

Current taxes arising in the PRC:
For the year	2,070	1,473

The Company has adopted the FASB Accounting Standards Codification Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (ASC Topic 740”) issued by the FASB which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under ASC Topic 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2010 and 2009, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended December 31, 2010 and 2009, no interest or penalties were recorded.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

5.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Years ended December 31,
	2010	2009
	US$’000	US$’000

Expected income taxes expenses	2,313	1,880
Taxable income exempted / offset by government grant receivable	(295)	(466)
Non-taxable revenue	-	(11)
Non-deductible expenses	52	70

Income taxes expenses	2,070	1,473

(c)	Components of the Company’s deferred tax assets were as follows:

Years ended December 31,
	2010	2009
	US$’000	US$’000
Deferred tax assets:
Net operating loss carryforwards	-	-
Valuation allowance	-	-

Total deferred tax assets	-	-

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

6.	EARNINGS PER COMMON STOCK

Earnings per common stock were computed as follows:

	Year ended December 31, 2010
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic and diluted earnings per common stock
Net income attributable to common stockholders	6,350	19,002,762	0.33

For the year ended December 31, 2010, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

	Year ended December 31, 2009
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic earnings per common stock
Net income attributable to common stockholders	4,657	18,769,801	0.25

Diluted earnings per common stock
Net income attributable to common stockholders	4,657	18,769,801
Effect of potentially dilutive securities
Warrants	-	171,391

	4,657	18,941,192	0.25

Common stock equivalents which potentially could dilute basic earnings per common stock in the future, and which were excluded from the computation of diluted earnings per common stock, as the effect would be anti-dilutive, totaled approximately 9,667 shares as of December 31, 2009.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

7.              TRADE AND OTHER RECEIVABLES, NET

		As of December 31,
		2010	2009
	Note	US$’000	US$’000

Trade and bills receivables
From third parties		9,405	7,793

Other receivables
Deposits, prepayments and other debtors		9,629	9,173
Due from a director	16(c)	9	80
Due from related parties	16(c)	1	6

		9,639	9,259

		19,044	17,052

 8.             INVENTORIES

	As of December 31,
	2010	2009
	US$’000	US$’000

Raw materials	1,671	1,963
Finished goods	1,574	1,168

	3,245	3,131
Provision for obsolete inventories	(102)	(98)

	3,143	3,033

Provision for obsolete inventories of US$98,000 was charged to selling, general and administrative expenses during the year ended December 31, 2009 and the remaining balance represents the exchange alignment.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

9.             PREPAID LEASE PAYMENTS, NET

	As of December 31,
	2010	2009
	US$’000	US$’000

At beginning of year	1,724	1,757
Amortization for the year	(53)	(37)
Addition (transferred from prepayment)	1,243	-
Exchange realignment	64	4

At balance sheet date	2,978	1,724

The up-front payments for operating leases of land in the PRC are amortized over 50 years, the period of lease term.

Analyzed for reporting purpose as:

	As of December 31,
	2010	2009
	US$’000	US$’000

Non-current portion	2,915	1,687
Current portion	63	37

At balance sheet date	2,978	1,724

The prepaid lease payments together with certain buildings (note 10) were pledged to secure certain short-term bank borrowings granted to the Company amounted to US$5,310,000 (note 12(ii) and (iii)) at December 31, 2010 (2009: US$3,262,000).

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	As of December 31,
	2010	2009
	US$’000	US$’000

Buildings	8,241	7,368
Plant and machinery	9,191	8,969
Office equipment	1,134	982
Vehicles	670	662
Factory equipment	20	20
Construction-in-progress	4,813	3,067

	24,069	21,068

Accumulated depreciation	(7,012)	(5,696)

	17,057	15,372

Depreciation expenses were US$1,748,000 and US$1,699,000 for the years ended December 31, 2010 and 2009, respectively.

The Company has pledged certain of its buildings to secure certain short-term bank borrowings amounted to US$5,538,000 (note 12(ii), (iii) and (iv)) as at December 31, 2010 (2009: US$3,481,000).

11.           TRADE AND OTHER PAYABLES
		As of December 31,
		2010	2009
	Note	US$’000	US$’000
Trade payables
To third parties		850	390

Other payables
Accrued charges and other creditors		3,246	2,072
Other taxes payables		1,479	1,446

		4,725	3,518

		5,575	3,908

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

12.           INTEREST-BEARING BORROWINGS
	As of December 31,
	2010	2009
	US$’000	US$’000
Bank loans
Secured by the Company’s own assets	5,537	4,505
Others	1,821	1,667

	7,358	6,172

Current portion	7,358	6,172
Non-current portion	-	-

	7,358	6,172

The interest-bearing borrowings carry floating interest rates ranging from 6.20% to 7.43% per annum is shown as follows:-

		2010
		US$’000

- at 5.83% per annum	(i)	758
- at 6.37% per annum	(ii)	2,276
- at 7.43% per annum	(iii)	4,096
- at 7.78% per annum	(iv)	228

		7,358

(i) (ii) (iii)
The bank loan is guaranteed by the Chairman and CEO of the Company and corporate guarantee executed by Changda Chemical. The loan matures in March 2011 and is due in full with accrued interest on maturity date.

The bank loan is secured by the prepaid lease payment amounting to US$699,000 and building amounting to US$3,034,000 and corporate guarantee executed by Changda Fertilizer. The loan matures in July 2011 and is due in full with accrued interest on maturity date.

Bank loans of $455,000 and $607,000 are guaranteed by Changda Chemical and a third party respectively. The remaining balance of $3,034,000 is secured by the prepaid lease payment amounting to US$1,052,000 and building amounting to US$2,362,000. These loans mature on various dates ranging from March 2011 through August 2011 and are due in full with accrued interest on each of the respective maturity dates.

(iv)	The bank loan is secured by the building amounting US$395,000.The loan matures in October 2011 and is due in full with accrued interest on maturity date.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

13.	PROMISSORY NOTES

On February 3, 2010, the Company entered into a Securities Purchase Agreement with six purchasers pursuant to which the purchasers purchased promissory notes in the aggregate amount of US$900,000 (“February 2010 Notes”). The February 2010 Notes were due and payable on August 3, 2010 (the “Maturity Date”) together with accrued interest at the rate of 20% per annum. The remaining outstanding balance of the February 2010 Notes together with the corresponding accrued interest of US$9,057, were classified as current liabilities as of December 31, 2010.

In conjunction with the February 2010 Notes, the Company issued warrants to purchasers of the February 2010 Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The Company assessed the terms in accordance with ASC Topic 815 “Derivatives and Hedging” and determined that the PN Warrants should be accounted for as equity and are valued at fair value at the date of issuance.

The fair value of the PN Warrants was estimated as US$0.9 per warrant at the date of issuance using the Black-Scholes model and graded vesting method together with the following assumptions:

At date of issuance
Expected volatility	29%
Expected dividends	Nil
Expected life	3 years
Risk-free interest rate	2.57%

The change in fair value of the 110,000 PN Warrants as discussed in (ii) below was estimated as US$0.14 per warrant at the date of modification on exercise price from US$2.25 to US$0.75 using the Black-Scholes model and graded vesting method together with the following assumptions:

At date of modification on exercise price

Expected volatility	30%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	1.47%

During the year ended December 31, 2010, no PN Warrant has been exercised. There are 495,000 PN Warrants outstanding and exercisable as of December 31, 2010.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

13.	PROMISSORY NOTES (CONTINUED)

In early August 2010, the Company contacted each of the holders of February 2010 Notes in order to request an extension of the Maturity Date. On August 3, 2010, holders of an aggregate of US$200,000 of February 2010 Notes entered into an agreement with the Company pursuant to which the maturity date of the February 2010 Notes held by such persons have been extended until the earlier of (i) December 1, 2010 or (ii) 5 business days after the closing of a public offering of our equity and/or debt securities (the “New Maturity Date”).  In consideration for the extension of the maturity date to the New Maturity Date, the Company agreed to provide these holders of February 2010 Notes with the following consideration:

(i)	the payment of an additional 5% interest on the February 2010 Notes commencing from August 3, 2010 until the New Maturity Date;
(ii)
a downward adjustment of the exercise price of the 110,000 PN warrants issued in connection with the February 2010 Notes from US$2.25 to US$0.75, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on August 2, 2010, the last trading day prior to the date of the agreement;

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

On August 6, 2010, holders of an aggregate of US$500,000 principal amount of February 2010 Notes informed the Company that they are in default and demanded repayment under the February 2010 Notes. Therefore, the holders of the February 2010 Notes are entitled to, among other things (i) the principal amount of the February 2010 Notes along with any interest accrued but unpaid thereon, (ii) an additional interest at a rate of 5% per annum upon an during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.

On October 1, 2010, the Company received notice that on September 27, 2010, holders of an aggregate of US$250,000 principal amount of February 2010 Notes filed a complaint (the "Complaint") in the Supreme Court of the State of New York, County of New York (the "Court"), Index No. 261595/10, against the Company seeking repayment of their respective February 2010 Notes.

On November 16, 2010, holder of an original aggregate of US$200,000 of February 2010 Notes informed the Company that they are in default and demanded repayment under the February 2010 Notes.

As of December 6, 2010, the Company has made payments to the holders of the February 2010 Notes totaling an aggregate of US$500,000 (the “Partial Payment”).  This Partial Payment covered all accrued but unpaid interest due and payable under the February 2010 Notes through December 6, 2010 with the remainder as a partial payment of the principal amount due and payable under the February 2010 Notes.  Accordingly, as of December 6, 2010, the principal amount remaining under the February 2010 Notes was US$567,252.

The funds for the Partial Payment were provide to the Company by Allhomely International Limited, an entity owned and /or controlled by Jan Pannemann, the Company’s Executive Vice President and QingRan Zhu, the Company’s Chairman and Chief Executive Officer (“Allhomely”).  On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock for the US$500,000 of funds provided (which is an effective purchase price of US$0.70 per share).  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

13.	PROMISSORY NOTES (CONTINUED)

On December 7, 2010, holders of an aggregate of US$200,000 principal amount of February 2010 Notes entered into a subsequent agreement with the Company pursuant to which the December 2010 Maturity Date of the February 2010 Notes held by such persons has been further extended until January 21, 2011 (the “New Maturity Date”), provided , however , that if the Company does not repay all amounts due and payable under the February 2010 Notes on or before December 21, 2010, then beginning on December 21, 2010 and ending on the New Maturity Date, the Holder shall have right to convert their respective principal amount of February 2010 Notes then outstanding, plus accrued but unpaid interest thereon (which is currently equal to a rate of 25% per annum) (the “Owed Amount”), at their sole option, into such number of shares of the Company’s common stock which is equal to the Owed Amount divided by 0.75.  No fractional shares of the Company’s common stock will be issued upon such conversion and all fractional shares shall be rounded up to the nearest whole share.

On December 21, 2010, the holder of an original aggregate US$50,000 of February 2010 Notes exercised the right to convert the Owed Amount into 51,591 shares of the Company’s common stock (note 17(b)).

On January 21, 2011, the holder of an original aggregate of US$150,000 of February 2010 Notes entered into an agreement with the Company pursuant to which the January 2011 Maturity Date of the February 2010 Notes held by such person has been further extended until March 31, 2011 (the “New Maturity Date”), provided , however ,  the holder shall have right to convert its principal amount of February 2010 Notes then outstanding, plus accrued but unpaid interest thereon (which is currently equal to a rate of 25% per annum) (the “Owed Amount”), at its sole option, into such number of shares of the Company’s common stock which is equal to the Owed Amount divided by 0.75.  No fractional shares of the Company’s common stock will be issued upon such conversion and all fractional shares shall be rounded up to the nearest whole share. The additional cost arisen from the conversion feature granted was expensed with corresponding credit to the additional paid-in capital.

As stated above, a portion of the principal (together with accrued but unpaid interest thereon from December 6, 2010) remains due and payable under the February 2010 Notes.  As of December 31, 2010 the total amount due on the February 2010 notes is US$533,843.  Therefore, the holders of the February 2010 Notes continue to be entitled to, among other things (i) the remaining outstanding portion of the principal amount due and payable under the February 2010 Notes along with any interest accrued but unpaid thereon (ii) an additional interest at a rate of 5% per annum upon and during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.

On February 18, 2011 and February 25, 2011, the Company made payments to the holders of the February 2010 Notes totaling an aggregate of US$600,000 (the “Note Repayment”). This Note Repayment covered all remaining principal and accrued but unpaid interest due and payable under the February 2010 Notes, as a result of which the February 2010 Notes have been repaid in full. As of the date hereof, the only obligations of the Company with respect to the Notes relates to a claim by two of the holders of February 2010 Notes for attorneys fees in the amount of approximately US$25,000 relating to collection of the February 2010 Notes, including their prior filing of the Complaint in the court, Index No. 261595/10, against the Company seeking repayment of their respective February 2010 Notes. Up to March 2, 2011, the Company is unaware of any update of change in status with respect to the Complaint.

The funds for the Note Repayment were provided to the Company by Allhomely. On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company’s common stock for US$600,000, which the share purchase price is US$0.77, which was the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

14.	DEFERRED GOVERNMENT GRANTS

Deferred government grants represent the grants received from local government for subsidising the prepaid lease payments of the land use right of Changda Fertilizer’s factory included under prepaid lease payments. Deferred government grants are released as income over the period of the relevant leases by equal annual instalments.

15.	STATUTORY RESERVES

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

The Company’s PRC subsidiaries are also required to transfer 5% to 10% of their net income, as determined under PRC accounting standards and regulations, to the statutory common welfare reserve at the discretion of the board of directors. For the years ended December 31, 2010 and 2009, the Company’s PRC subsidiaries transferred US$185,000 and US$373,000, respectively, out of the net income to the statutory common welfare reserve and the balance of fund reached US$2,822,000 and US$2,637,000, respectively, as at each of the balance sheet date. This reserve can only be used to provide staff welfare facilities and other collective benefits to the employees of these PRC subsidiaries. This reserve is non-distributable other than in the event of liquidation.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

16.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these consolidated financial statements, during the years and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)      Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Xin Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Craji Marshak	Director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b)   Summary of related party transactions

	Years ended December 31,
	2010	2009
	US$’000	US$’000
Key management personnel, including directors:
Short-term employee benefits	528	449

(c)   Summary of related party balances

	As of December 31,
	2010	2009
	US$’000	US$’000
Loans:
Loans from Mr. Zhu Qing Ran and his family member	1,630	1,833

Current portion (included in shareholders’ loans)	1,107	1,833
Non-current portion (included in Long-term portion of shareholders’ loans)	523	-

	1,630	1,833

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party balances (Continued)

	As of December 31,
	2010	2009
	US$’000	US$’000
Due from (included in other receivables):
Mr. Zhu Qing Ran	9	80
Mr. Zhu Xiao Ran	-	6
Mr. Zhu Xin Ran	1	-

	10	86
Due to (included in other payables):
Allhomely International Limited	1	-
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	269	28
Mr. Zhu Hua Ran	200	100
Mr. Charles Brock	7	17
Mr. Carsten Aschoff	17	15
Mr. Craji Marshak	11	3
Mr. Jan Panneman	36	7
Mr. David Cohen	11	3

The loan from Mr. Zhu Qing Ran of US$523,000 is unsecured, interest-free and has a fixed repayment term of 2 years which will expire in 2012. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)	Guarantee
Bank loan of US$758,000 (note 12(i)) is guaranteed by the Chairman and CEO of the Company.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

17.	STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2009, there were issuance of shares upon the reverse acquisition taken place as detailed in note 1 to consolidated financial statements and the issuance of a total of 173,200 shares to consultant, employees and directors for services rendered. During the year ended December 31, 2010, a total of 765,877 shares were issued to a principal shareholder pursuant to a subscription agreement and to a promissory note creditor who had exercised the option to convert the balance due on the note to common stock:

(a)	In December, 2010, 714,286 shares valued at US$0.70 per share were issued to a principal shareholder; and

(b)	In December, 2010, 51,591 shares valued at US$0.72 per share were issued to a promissory note creditor upon the exercise of conversion option.

The number of shares issued to the creditor pertinent to the conversion of the Company’s liability on the promissory note was based on the agreed number of shares computed on the fair value of the stock at the time of the election by the creditor to convert.

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

18.                   COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments
 As of December 31, 2010 and 2009, the Company had capital commitments for construction projects and purchase of machineries amounting to US$609,000 and US$1,444,000 respectively.

(b)	Operating lease commitments
 As lessee
Changda Chemical leases certain plant and office premises under non-cancelable operating leases. The lease agreements require monthly rental payments ranging from US$427 to US$5,437 and expire from January 2013 through December 2057.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect of December 31, 2010:

As of December 31,
US$’000

2011	70
2012	5
2013	5
2014	5
2015	5
Thereafter	183

Total	273

As lessor
Changda Chemical sub-leases certain plant under non-cancelable operating leases with lease term of 5 years. The following table summarises the approximate future minimum rental receivables under non-cancelable operating leases in effect of December 31, 2010:

As of December 31,
US$’000

2011	65

Total	65

Changda International Holdings, Inc.

 Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

19.                   SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the years ended December 31, 2010 and 2009.

	Year ended December 31, 2010				Year ended December 31, 2009
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	74,895	15,614	-	90,509	63,118	9,955	-	73,073
Cost of sales	(63,339)	(11,912)	-	(75,251)	(53,072)	(7,165)	-	(60,237)
Depreciation of property, plant and equipment	(119)	(157)	-	(276)	(119)	(150)	-	(269)
Amortization of intangible assets	(1)	-	-	(1)	(1)	-	-	(1)
Amortization of prepaid lease expenses	(38)	(15)	-	(53)	(22)	(15)	-	(37)
Interest income	10	1	-	11	3	-	-	3
Interest expense	(274)	(161)	(166)	(601)	(270)	(60)	-	(330)
Other segment income	17	13	-	30	17	147	-	164
Other segment expenses	(3,203)	(1,140)	(1,097)	(5,440)	(3,098)	(1,034)	(2,104)	(6,236)
Other finance cost	-	-	(508)	(508)
Income taxes	(1,687)	(383)	-	(2,070)	(1,191)	(282)	-	(1,473)

Segment profit	6,261	1,860	(1,771)	6,350	5,365	1,396	(2,104)	4,657

Segment assets	38,011	15,876	524	54,411	29,241	12,939	-	42,180

Capital expenditures	57	552	-	609	1,444	-	-	1,444

20.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price

Warrants outstanding and exercisable as of December 31, 2010 and January 1, 2010	359,934	$	US3.60

There is no movement during the year ended December 31, 2010.