Form 10-Q
period 2011-03-31
Changda International Holdings, Inc.
filed 2011-05-16
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, there are 20,509,123 shares of our common stock, par value $0.001 per share common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

		As of March 31, 2011	As of December 31, 2010
	Note	US$’000	US$’000
ASSETS		(unaudited)

Current assets
Cash and cash equivalents		10,641	9,364
Restricted cash		3,817	-
Trade and other receivables, net		18,319	19,044
Inventories		8,181	3,143
Prepaid lease payments, net		63	63
Government grant receivables in respect of tax		2,839	2,822

Total current assets		43,860	34,436

Intangible assets		3	3
Property, plant and equipment, net		19,516	17,057
Prepaid lease payments, net		2,917	2,915

Total assets		66,296	54,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		6,548	5,575
Promissory notes	10	17	534
Notes payable		6,107
Shareholders’ loans		1,114	1,107
Short-term interest-bearing borrowings		10,382	7,358
Income tax payables		3,494	3,574

Total current liabilities		27,662	18,148

Deferred government grants		806	805
Long-term portion of shareholders’ loans		-	523

Total liabilities		28,468	19,476

Commitments and contingencies	7

Stockholders’ equity
common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,509,123 shares issued and outstanding as of March 31, 2011 and 19,729,902 shares issued and outstanding as of December 31, 2010	4	21	20
Additional paid-in capital		7,098	6,499
Statutory reserves		2,876	2,822
Accumulated other comprehensive income		2,806	2,572
Accumulated profits		25,027	23,022

Total stockholders’ equity		37,828	34,935

Total liabilities and stockholders’ equity		66,296	54,411

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

		Three months ended March 31, 2011	Three months ended March 31, 2010
	Note	US$’000	US$’000
		(unaudited)	(unaudited)
Operating revenues		26,276	17,202

Cost of sales		(21,871)	(14,478)

Gross profit		4,405	2,724

Operating expenses
Depreciation of property, plant and equipment		(126)	(68)
Amortization of intangible assets		-	(1)
Amortization of prepaid lease expenses		(16)	(9)
Selling, general and administrative expenses		(1,423)	(1,431)

Operating income		2,840	1,215

Other income		4	5
Interest income		7	1
Interest expenses		(186)	(94)
Other finance cost		-	(444)

Income before income taxes		2,665	683

Income taxes	5	(606)	(309)

Net income		2,059	374

Other comprehensive income
Foreign currency translation adjustment		234	10

Total comprehensive income		2,293	384

Earnings per common stock ($)	3
Basic		0.10	0.02

Diluted		0.10	0.02

Weighted average number of common stocks	3
Basic		20,006,958	18, 964,025

Diluted		20,026,299	18,964,025

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
	Three months ended March 31, 2011	Three months ended March 31, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	2,059	374
Adjustment to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	476	350
Amortization of prepaid lease payments	16	9
Amortization of intangibles assets	-	1
Exchange differences	9	5
Government grants recognized	(4)	(4)
Cost of warrants issued	-	444
Changes in operating assets and liabilities:
Inventories	(5,019)	(3,794)
Trade and other receivable, net	841	1,925
Trade and other payables	994	(800)
Income tax payables	(102)	(157)
Net cash used in operating activities	(730)	(1,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	5	-
Purchase of property, plant and equipment	(2,835)	(47)
New restricted cash	(3,817)	-
Net cash used in investing activities	(6,647)	(47)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	13,549	5,390
Repayment of bank and other loans	(4,953)	(3,769)
Net cash provided by financing activities	8,596	1,621

Net increase (decrease) in cash and cash equivalents	1,219	(73)

Cash and cash equivalents at beginning of period	9,364	2,275

Effect on exchange rate changes	58	-

Cash and cash equivalents at end of period	10,641	2,202

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2011	Three months ended March 31, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the year, cash was paid for the following:
Income taxes	687	156
Interest	186	94

	873	250

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of March 31, 2011 and December 31, 2010, and its results of operations for the three-month periods ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.

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

PRINCIPAL ACCOUNTING POLICIES

2.	Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2011 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2011 for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results to be expected for the full year.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending ASC Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The requirement to provide the Level 3 activity of purchases, sales, insurances and settlements on a gross basis, is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underling Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it other wise qualified as equity. ASU No. 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per common stock were computed as follows:

	Three months ended March 31, 2011 (unaudited)
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic earnings per common stock
Net income attributable to common stockholders	2,059	20,006,958	0.10

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

3.	EARNINGS PER COMMON STOCK (CONTINUED)

	Three months ended March 31, 2011 (unaudited)
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Diluted earnings per common stock
Net income attributable to common stockholders	2,059	20,006,958
Effect of potentially dilutive securities
Warrants	-	19,341

	2,059	20,026,299	0.10

For the three months ended March 31, 2011, common stock equivalents which potentially could dilute basic earnings per common stock in the future, and which were excluded from the computation of diluted earnings per common stock, as the effect would be anti-dilutive, totaled approximately 744,934 shares as of March 31, 2011.

	Three months ended March 31, 2010 (unaudited)
	Income	Weighted average number of common stocks	Per common stock amount
	US$’000
Basic and diluted earnings per common stock
Net income attributable to common stockholders	374	18,964,025	0.02

For the three months ended March 31, 2010, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

4.	STOCKHOLDERS’ EQUITY

Common stock

As of March 31,2011, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 20,509,123 shares issued and outstanding.

During the three months ended March 31, 2011, 779,221 shares valued at US$0.77 per share were issued to a principal shareholder (see note 10).

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

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

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2011, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

5.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses comprised the following:

	Three months ended March 31,2011	Three months ended March 31, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
Current taxes arising in the PRC:
For the period	606	309

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2011 and 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2011 and 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2011 and 2010, no interest or penalties were recorded.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

5.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Three months ended March 31, 2011	Three months ended March 31, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
Expected income taxes expenses	666	171
Effect on tax incentives/holiday	(145)	(58)
Non-deductible expenses	99	203
Others	(14)	(7)

Income taxes expenses	606	309

 Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)      Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Xin Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Craji Marshak	Director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b)   Summary of related party transactions

	Three months ended March 31, 2011	Three months ended March 31, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
Key management personnel, including directors:
Short-term employee benefits	125	67

(c)   Summary of related party balances

	As of March 31, 2011	As of December 31, 2010
	US$’000 (unaudited)	US$’000 (unaudited)
Loans from Mr. Zhu Qing Ran and his family member	1,114	1,630

Current portion (included in shareholders’ loans)	1,114	1,107
Non-current portion (included in Long-term portion of shareholders’ loans)	-	523

	1,114	1,630

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party balances (Continued)

	As of March 31, 2011	As of December 31, 2010
	US$’000	US$’000
	(unaudited)
Due from (included in other receivables):
Mr. Zhu Qing Ran	94	9
Mr. Zhu Xiao Ran	-	-
Mr. Zhu Xin Ran	-	1

	94	10
Due to (included in other payables):
Allhomely International Limited	1	1
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	300	269
Mr. Zhu Hua Ran	225	200
Mr. Charles Brock	-	7
Mr. Carsten Aschoff	17	17
Mr. Craig Marshak	11	11
Mr. Jan Panneman	45	36
Mr. David Cohen	11	11

The loan from Mr. Zhu Qing Ran of US$523,000 as of December 31, 2010 was unsecured, interest-free and had a fixed repayment term of 2 years, however, the loan was repaid during the period. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)	Guarantee

Included in short-term interest-bearing borrowings, there is bank loan of US$763,000 which is guaranteed by the Chairman and CEO of the Company.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, the Company had capital commitments for construction projects amounting to US$57,390.

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,752,000 and buildings under property, plant and equipment with a net book value of approximately US$4,086,000 and restricted cash of US$3,817,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

9.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the three months ended March 31, 2011 and 2010.

	Three months ended March 31, 2011 (unaudited)				Three months ended March 31, 2010 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	21,346	4,930	-	26,276	15,196	2,006	-	17,202
Cost of sales	(18,100)	(3,771)	-	(21,871)	(13,070)	(1,408)	-	(14,478)
Depreciation of property, plant and equipment	(30)	(96)	-	(126)	(30)	(38)	-	(68)
Amortization of intangible assets	-	-	-	-	-	(1)	-	(1)
Amortization of prepaid lease expenses	(12)	(4)	-	(16)	(6)	(3)	-	(9)
Interest income	7	-	-	7	1	-	-	1
Interest expense	(99)	(63)	(24)	(186)	(41)	(26)	(27)	(94)
Other segment income	3	1	-	4	5	-	-	5
Other segment expenses	(874)	(334)	(215)	(1,423)	(703)	(393)	(779)	(1,875)
Income taxes	(497)	(109)	-	(606)	(288)	(21)	-	(309)

Segment profit	1,744	554	(239)	2,059	1,064	116	(806)	374

Segment assets	47,140	18,416	740	66,296	31,232	12,191	250	43,673

Capital expenditures	57	-	-	57	1,361	-	-	1,361

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

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

During the three-month period ended March 31, 2011, no PN Warrant has been exercised. There are 495,000 PN Warrants outstanding and exercisable as of March 31, 2011.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

10.	PROMISSORY NOTES (CONTINUED)

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
For the three months ended March 31, 2011 and 2010

10.	PROMISSORY NOTES (CONTINUED)

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

As stated above, a portion of the principal (together with accrued but unpaid interest thereon from December 6, 2010) remains due and payable under the February 2010 Notes.  As of December 31, 2010, the total amount due on the February 2010 notes is US$533,843.  Therefore, the holders of the February 2010 Notes continue to be entitled to, among other things (i) the remaining outstanding portion of the principal amount due and payable under the February 2010 Notes along with any interest accrued but unpaid thereon (ii) an additional interest at a rate of 5% per annum upon and during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.

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

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

11.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price

Warrants outstanding and exercisable as of March 31, 2011 and January 1, 2011	359,934	$	US3.60

There is no movement during the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the results of operations of Changda International Holdings Inc. and its subsidiaries (collectively,”we.” “us,” “our,” or the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.   Additional information relating to the company can be found on EDGAR at www.sec.gov/edgar.shtml.

Historical Overview

On February 13, 2009, we completed a “reverse acquisition” transaction pursuant to which the stockholders of Changda International Ltd. (“Changda International”) transferred all of the issued and outstanding shares of common stock of Changda International to us in exchange for 15,909,988 newly issued shares and 1,956,667 shares transferred from our stockholders.  Upon closing of the reverse acquisition, Changda International became our wholly owned subsidiary, with Changda International’s former stockholders acquiring a majority of the outstanding shares of our common stock. The acquisition of Changda International was accounted for as a “reverse acquisition”, since the stockholders of Changda International acquired a majority of the outstanding shares of our common stock immediately following the closing of the transaction.  Changda International was deemed to be the accounting acquirer upon such closing of the transaction and, accordingly, the assets and liabilities and the historical operations that is reflected in the financial statements are those of Changda International.

Overview of the Business
We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the three months ended March 31, 2011, 81% of our revenues ($21 million) were derived from our fertilizer products and 19% of our revenues ($5 million) were derived from our chemical products.

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

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78 th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased. Average sales prices of fertilizers increased during the first quarter of 2011 compared to those during the first quarter of 2010.

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

Our products sold through our distributor, China Post under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are substantially on the same terms and expire on December 31, 2011.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are, they are renewed on terms less favorable to us, with any local branch of China Post will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

For the period ended March 31, 2011, our top ten selling fertilizers were as follows:
Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	4,512,144	21%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	2,679,485	13%
3	S 15-15-15	S-Compound	2,193,044	10%
4	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	1,550,165	7%
5	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	1,421,842	7%
6	New fertilizer (slow release) 16-8-16	Slow Compound	1,406,419	7%
7	Chlorine 24-8-8	Cl Compound	1,301,173	6%
8	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,188,996	6%
9	New Compound Chat (release) 24-8-8	Slow Compound	1,174,730	6%
10	New fertilizer (slow release) 18-9-18	Slow Compound	1,046,140	5%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the three months ended March 31, 2011 of approximately $16,034,000 and $5,312,000, respectively or 75% and 25% of our revenues.

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

Our chemical products, which had the highest sales volumes for the three months ended March 31, 2011, are listed below:
Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Deicing Salt	1,986,333	41%
2	Flame Retardant	1,133,278	23%
3	Calcium Chloride	730,083	15%
4	Hydrobromic Acid 40% in water	473,688	10%
5	Thiophene	269,070	6%
6	Magnesium Chloride	247,830	5%

Effective the year ended December 31, 2010, our new flame retardant product became one of our highest selling products as a result of the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.  This sales trend continued during the three months ended March 31, 2011.

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

The Company has repaid all principal and interest due and payable under the February 2010 Notes.   As of March 31, 2011, the Company’s only remaining obligation with respect to the February 2010 Notes is a claim by two investors for approximately $25,000 of attorneys fees payable in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes. All remaining amounts owed with respect to the February 2010 Notes were settled in April 2011.

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

Results of Operations

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

The following tables set forth our summary statement of operations data for the three months ended March 31, 2011 and 2010, and our summary balance sheet as of March 31, 2011 and 2010.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
Selected Balance Sheet Data:	As of March 31,
	2011	2010
Balance Sheet Information:	US$’000

Working capital	$16,198	$11,164
Total assets	66,296	43,673
Total liabilities	28,468	16,543
Additional Paid-In Capital	7,098	5,909
Accumulated Profit	25,027	17,219
Stockholders’ equity	37,828	27,130

Selected Statement of Operations Data:	Three months ended March 31,
	US$’000
	2011	2010

INCOME
Operating revenues
Chemical	4,930	2,006
Fertilizer	21,346	15,196
Total	$26,276	$17,202

COST OF SALES
Cost of sales
Chemical	3,771	1,408
Fertilizer	18,100	13,070
Total	$21,871	$14,478

GROSS PROFIT
Chemical	1,159	598
Fertilizer	3,246	2,126
Total	$4,405	$2,724

OPERATING EXPENSES
Administrative expenses	1,565	1,509
Financial costs	186	538
Other expenses (income)	(11)	(6)
Taxation	606	309
Total Operating Expenses	$2,346	$2,350

NET INCOME	$2,059	$374

Operating Revenues

Revenues for the three months ended March 31, 2011 of approximately $26,276,000, increased approximately $9,074,000 or 52.7% from $17,202,000 for the three months ended March 31, 2010. Chemical sales volume for the three months ended March 31, 2011 totaled approximately 30,072 tonnes, representing an increase of approximately 7,846 tonnes from sales volume of approximately 22,226 tonnes for the three months ended March 31, 2010.  The sales volume of all chemical products during the three months ended March 31, 2011 increased compared to the same period in 2010.  Concurrent with the increase in sales volume, unit selling prices of the major chemical products such as thiophene, de-cing salt, and flame retardant increased, resulting in an increase of chemical operating revenue by approximately $2,924,000 or 145.8%.  Our new flame retardant product has become one of our highest selling products as a result of the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product. Fertilizer sales volume for the three months ended March 31, 2011 of approximately 56,377 tonnes  increased approximately 7,089 tonnes compared to the sales volume of approximately 49,288 tonnes for the three months ended March 31, 2010.  Sales of fertilizer products increased by approximately $6,150,000 or 40.5% due primarily to the increase in the sales volume resulting from the growth in demand for fertilizer products as well as the increase in average sales price of the best-selling fertilizer products during the three months ended March 31, 2011 by approximately 21.9% compared to the same period in 2010.

Cost of Sales
 Total cost of sales for the three months ended March 31, 2011 was approximately $21,871,000 or 83.2% of operating revenues compared to approximately $14,478,000 or 84.2% of operating revenues for the three months ended March 31, 2010.  Chemical products cost of sales for the three months ended March 31, 2011 was approximately $3,771,000 or 76.5% of chemical operating revenues.  Chemical products cost of sales for the three months ended March 31, 2010 was approximately $1,408,000 or 70.2% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $2,363,000 resulted from the increase in sales volume as well as the increase in the cost of production related to the Company’s new flame retardant product.  Fertilizer products cost of sales for the three months ended March 31, 2011 was approximately $18,100,000 or 84.8% of fertilizer operating revenues. Fertilizer products cost of sales for the three months ended March 31, 2010 was approximately $13,070,000 or 86.0% of fertilizer operating revenues.  The increase in cost of sales of fertilizer products of approximately $5,030,000 resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production.

Gross Profit

Total gross profit for the three months ended March 31, 2011 was approximately $4,405,000 or 16.8% of operating revenues compared to approximately $2,724,000 or 15.8% of operating revenues for the three months ended March 31, 2010. Chemical products gross profit for the three months ended March 31, 2011 was approximately $1,159,000 or 23.5% of chemical operating revenues.  Chemical products gross profit for the three months ended March 31, 2010 was approximately $598,000 or 29.8% of chemical operating revenues.  The increase in the gross profit from the sales of chemical products of approximately $561,000 resulted from the increase in sales volume and sales price of the major chemical products the Company, offset by the increase in the cost of production related to the new flame retardant product.  Fertilizer products gross profit for the three months ended March 31, 2011 was approximately $3,246,000 or 15.2% of fertilizer operating revenue.  Fertilizer products gross profit for the three months ended March 31, 2010 was approximately $2,126,000 or 14.0% of fertilizer operating revenue.  The increase in the gross profit of fertilizer products of approximately $1,120,000 resulted mainly from the increase sales volume and in the average sales price of the best-selling fertilizer products during the three months ended March 31, 2011 by approximately 18.0% compared to the same period in 2010.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,565,000, or 6.0% of operating revenues for the three months ended March 31, 2011 as compared to approximately $1,509,000 or 8.8 % of operating revenues for the three months ended March 31, 2010.
The increase in operating expenses between the two periods is approximately $56,000, an indication that there were no expenses incurred during the three months ended March 31, 2011 that differed materially from those incurred for the same period in 2010.

Income Taxes

Changda Chemical, Changda Fertilizer, Changda Heze and Shangdong Fengtai as wholly owned foreign subsidiaries, are subject to effective tax rates of 23% and 45% for the three months ended March 31, 2011 and 2010 respectively as a result of tax grants by the PRC local government for economic development. The income tax paid was approximately $606,000 for the three months ended March 31, 2011 and approximately $309,000 for same period in 2010.

Net Income

Our net income of approximately $2,059,000 for the three months ended March 31, 2011 increased from approximately $374,000 for the three months ended March 31, 2010. The increase in net income was largely due to the increase in operating revenues and gross profit. For the three months ended March 31, 2011, income taxes increased consequent to the increase in net income and total finance and interest cost decreased pursuant to the settlement of the promissory note borrowings of February, 2010. The income after the operating expenses covered the increase in income tax and still resulted in a higher net income compared to the same period in 2010. Net income as a percentage of operating revenues approximated 7.8% and 2.2% for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2011 and 2010 amounted to approximately $730,000 and $1,647,000, respectively.  The decrease of approximately $917,000 was primarily due to the increase in trade and other payable and net income, which offset the effect of the increase in inventory.

In 2009, the price of the key raw materials necessary for the manufacturing of our fertilizers, namely urea and potassium, had started to recover although the markets had become more volatile.  Management decided that in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers in December 2009 and entered into agreements with said suppliers at contracted prices with prepayment deposit for substantial delivery of the materials during the first quarter of 2010.  This option would enable us to maintain our gross profit ratio despite the likelihood of an increase in the price of raw materials.  Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the second quarter of 2010, which is considered a planting season.  In 2011 and 2010, we continued to make prepayment deposits for raw materials as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.

Investment Activities

Net cash used for investment activities for the three months ended March 31, 2011 and 2010 amounted to approximately $6,647,000 and $47,000, respectively.  This increase of approximately $6,600,000 was mainly due to the increase in acquisition of fixed assets and restricted cash in 2011.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 amounted to approximately $8,596,000 and $1,621,000, respectively.  This represents an increase of approximately $6,975,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $5,184,000 into our Heze plant through March 31, 2011. However, an additional $18,516,000 is needed to complete the constructions and an additional $11,500,000 will be needed for the normal operation of the plant and Thiophene product line for the first 12 months after its completion.

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

During the three months ended March 31, 2011, no PN Warrant has been exercised. There are 495,000 PN Warrants outstanding and exercisable as of  March 31, 2011.

The Company has repaid all principal and interest due and payable under the February 2010 Notes.   As of March 31, 2011 , the Company’s only remaining obligation with respect to the February 2010 Notes is a claim by two investors for approximately $25,000 of attorneys fees payable in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes.  The Company has requested supporting documentation from counsel to such investors regarding such alleged fee amounts in an effort to  address this final claimed obligation under the February 2010 Notes.

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

 On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured interest free loan in the amount of $303,444. The loan is not subject to any interest. The loan is payable on demand.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,053,388. The loan is due and payable on March 8, 2011. The interest rate is 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On March 14, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan until March 3, 2012. The interest rate is 8.484% per annum

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $610,678. The loan is due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest  is  payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical. On March 30, 2011, we entered into an agreement with Bank of Weifang New worker village Branch to extend the loan on the same terms until March 21, 2012, while the executed interest rate is 8.484% per annum.

On June 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,044,303. The loan is not subject to any interest. The loan is due and payable on June 3, 2012. The loan is fully paid by February 2011..

On July 26, 2010, Changda Chemicals entered into a loan contract with China Minsheng Banking Corp., Ltd., for a loan in the amount of $2,290,041. The loan is due and payable on July 26, 2011. The interest rate equals 20% more than the Benchmark Lending Rate issued by the China Central Bank and is adjusted every month, with an executed interest rate of 6.372% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Chemicals Co., Ltd., our subsidiary and is guaranteed by Weifang Changda Fertilizer Co., Ltd., our subsidiary.

On January 5, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $687,012. The loan is due and payable on April 4, 2011. The interest rate is 8.114% per annum. Interest is payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Seiwa Fertilizer Ind. Co., Ltd, one of our customers.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan is due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $763,347. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum. On March 2, 2011, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 2, 2012. The interest rate is 8.203% per annum.

On August 24, 2010, Changda Fertilizer extended a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $458,008. The loan was due and payable on August 21, 2011. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.434% per annum. Interests should be paid monthly. The loan is guaranteed by Weifang Changda Chemicals Co., Ltd., our subsidiary.

 On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $229,004. The loan is due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer.On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.

On January 31, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with China Minsheng Banking Corp., Ltd and Shandong Liwei Touzi Youxian Gangsi, for a loan in the amount of $763,347. China Minsheng Banking Corp., Ltd is an agent, while Shandong Liwei Youxian Gongsi is the capital provider. The loan is due and payable on July 30, 2011. The executed interest rate is 19.2% per annum. Interest is payable on a monthly basis.

On March 23, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, for a loan in the amount of $1,526,694. The loan is due and payable on March 22, 2012. The interest rate is 10% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 6.941% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Shipin Youxian Gongsi.

On March 25, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $6,106,777. The note payable is due and payable on September 25, 2011. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of 3,816,736..

While we have interest bearing loans and notes payable in the aggregate principal amount of $16,489,000 which are due on or before March 31, 2012, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of March 31, 2011 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$208	$5	$15	$10	$178
Loans, Notes and Other Borrowings
Notes payable	$6,107	$6,107	$-	$-	$-
Shareholders’ loans	$1,114	$1,114	$-	$-	$-
Short-term interest-bearing borrowings	$10,382	$10,382	$-	$-	$-
Interest payable	$634	$634
Promissory notes	$17	$17	$-	$-	$-
Total Loans, Notes and Other Borrowings	$18,254	$18,254	$-	$-	$-

Total Contractual Obligations:	$18,462	$18,259	$15	$10	$178

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Updates (“ASU”) No. 2010-06, amending ASC Topic 820, “Measuring Liabilities at Fair Value”, to add new requirements for separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends ASC Topic 820 that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The requirement to provide the Level 3 activity of purchases, sales, insurances and settlements on a gross basis, will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underling Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it other wise qualified as equity. ASU No. 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

  As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2011 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2010, the Company received notice that on September 27, 2010, holders of an aggregate of $250,000 principal amount of promissory notes issued on February 3, 2010 (the “February 2010 Notes”) filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York (the “Court”), Index No. 651595/10, against the Company seeking repayment of their respective February 2010 Notes. On May 3, 2011, these holders of February 2010 Notes filed a notice of discontinuance in the Court to voluntarily discontinue the action against the Company.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: May16, 2011	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: May16, 2011	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)