Form 10-Q
period 2011-06-30
Changda International Holdings, Inc.
filed 2011-08-15
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-53566

CHANGDA INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0521484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 th Floor Chenhong Building No. 301 East Dong Feng Street Weifang, Shandong, People’s Republic of China	261041
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

As of August 12, 2011, there are 20,509,123 shares of our common stock, par value $0.001 per share common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

		As of June 30, 2011	As of December 31, 2010
	Note	US$’000	US$’000
ASSETS		(unaudited)

Current assets
Cash and cash equivalents		15,746	9,364
Restricted cash		3,868	-
Trade and other receivables, net		17,710	19,034
Amount due from related parties	6	92	10
Inventories		7,085	3,143
Prepaid lease payments, net		64	63
Government grant receivables in respect of tax		2,878	2,822

Total current assets		47,443	34,436

Intangible assets		3	3
Property, plant and equipment, net		20,689	17,057
Prepaid lease payments, net		2,941	2,915

Total assets		71,076	54,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		5,933	5,006
Amount due to related parties	6	706	569
Promissory notes	10	-	534
Notes payable		6,189	-
Shareholders’ loans		1,129	1,107
Short-term interest-bearing borrowings		11,682	7,358
Income tax payables		3,637	3,574

Total current liabilities		29,276	18,148

Deferred government grants		812	805
Long-term portion of shareholders’ loans		-	523

Total liabilities		30,088	19,476

Commitments and contingencies	7

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,509,123 shares issued and outstanding as of June 30, 2011 and 19,729,902 shares issued and outstanding as of December 31, 2010	4	21	20
Additional paid-in capital		7,249	6,499
Statutory reserves		2,852	2,822
Accumulated other comprehensive income		3,389	2,572
Retained earnings		27,477	23,022

Total stockholders’ equity		40,988	34,935

Total liabilities and stockholders’ equity		71,076	54,411

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and
Other Comprehensive Income

		Six months ended June 30,		Three months ended June 30,
	Note	2011	2010	2011	2010
		US$’000	US$’000	US$’000	US$’000
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues		56,965	43,682	30,689	26,474

Cost of sales		(47,539)	(36,658)	(25,668)	(22,176)

Gross profit		9,426	7,024	5,021	4,298

Operating expenses
Depreciation of property, plant and equipment		(200)	(136)	(74)	(68)
Amortization of intangible assets		-	(1)	-	-
Amortization of prepaid lease expenses		(32)	(18)	(16)	(9)
Selling, general and administrative expenses		(2,905)	(2,777)	(1,482)	(1,347)

Operating income		6,289	4,092	3,449	2,874

Other income		20	21	16	17
Interest income		32	2	25	1
Interest expenses		(414)	(238)	(228)	(143)
Other finance cost		(142)	(444)	(142)	-

Income before income taxes		5,785	3,433	3, 120	2,749

Income taxes	5	(1,300)	(927)	(694)	(617)

Net income		4,485	2,506	2,426	2,132

Other comprehensive income
Foreign currency translation adjustment		817	122	583	61

Comprehensive income		5,302	2,628	3,009	2,193

Earnings per common share($)	3
Basic		0.22	0.13	0.12	0.11
Diluted		0.22	0.13	0.12	0.11

Weighted average number of common shares outsanding	3
Basic		20,259,428	18,964,025	20,509,123	18,964,025
Diluted		20,288,973	18,964,025	20,512,689	18,964,025

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2011	Six months ended June 30, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	4,485	2,506
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,009	864
Amortization of intangibles assets	-	1
Amortization of prepaid lease payments	32	18
Exchange differences	98	18
Government grants recognized	(9)	(8)
Cost of warrants issued	142	444
Loss on disposal of property, plant and equipment	11	-
Changes in operating assets and liabilities:
Inventories	(3,880)	(1,056)
Trade and other receivable, net (including amount due from related parties)	1,611	3,125
Trade and other payables (including amount due to related parties)	1,040	(249)
Income tax payables	(8)	(309)
Net cash provided by operating activities	4,531	5,354

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	16	-
Purchase of property, plant and equipment	(4,341)	(423)
New restricted cash	(3,868)	-
Net cash used in investing activities	(8,193)	(423)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	15,587	6,112
Repayment of bank and other loans	(5,724)	(4,443)
Net cash provided by financing activities	9,863	1,669

Net increase in cash and cash equivalents	6,201	6,600

Cash and cash equivalents at beginning of period	9,364	2,275

Effect on exchange rate changes	181	10

Cash and cash equivalents at end of period	15,746	8,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the year, cash was paid for the following:
Income taxes	1,307	810

Interest	414	238

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of June 30, 2011 and December 31, 2010, and its results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.

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

The principal subsidiaries of CIHI after the Share Exchange Transaction are Weifang Changda Chemical Co., Ltd. (“Changda Chemical”), Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”) and Fengtai Changda Fertilizer Co., Ltd. (“Fengtai Changda”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent, drugs intermediate and flame retardants.   Changda Fertilizer and Fengtai Changda are limited liability companies incorporated in the PRC. The registered office of both Changda Fertilizer and Fengtai Changda are located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer and Fengtai Changda are manufacturing and trading of fertilizers.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.	Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2011 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2011 for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the operating results to be expected for the full year.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-05”)”.  ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted.  The Company believes that the adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company believes that the adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated results of operation and financial condition.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

3.	EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of dilutive common stock equivalents.

Earnings per common shares was computed as follows:

	Six months ended June 30, 2011			Three months ended June 30, 2011
	Income	Weighted average number of common shares outstanding	Per common share amount	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000			US$’000
Basic earnings per common share
Net income attributable to common stockholders	4,485	20,259,428	0.22	2,426	20,509,123	0.12

	Six months ended June 30, 2011			Three months ended June 30, 2011
	Income	Weighted average number of common shares outstanding	Per common share amount	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000			US$’000
Diluted earnings per common share
Net income attributable to common stockholders	4,485	20,259,428	0.22	2,426	20,509,123	0.12
Effect of potentially dilutive securities warrants	-	29,545	-	-	3,566	-
	4,485	20,288,973	0.22	2,426	20,512,689	0.12

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

For the three months and six months ended June 30, 2011, common stock equivalents which potentially could dilute basic earnings per common stock in the future, and which were excluded from the computation of diluted earnings per common stock, as the effect would be anti-dilutive, totaled approximately 1,711,725 shares for three months ended June 30, 2011 and 1,685,746 shares for six months ended June 30, 2011.

	Six months ended June 30, 2010			Three months ended June 30, 2010
	Income	Weighted average number of common shares outstanding	Per common share amount	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000			US$’000
Basic earnings per common stock
Net income attributable to common stockholders	2,506	18,964,025	0.13	2,132	18,964,025	0.11

For the three months and six months ended June 30, 2010, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

4 .	STOCKHOLDERS’ EQUITY

Common stock

As of June 30,2011, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 20,509,123 shares issued and outstanding.

During the six months ended June 30, 2011, 779,221 shares valued at US$0.77 per share were issued to a principal shareholder (see note 10).

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

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

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2011, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

5.	INCOME TAXES (CONTINUED)
(a)	Income tax expenses comprised the following:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
Current taxes arising in the PRC:
- For the period	1,300	927	694	617

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2011 and 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of June 30, 2011and 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of the provision for income tax expense. For the six months ended June 30, 2011 and 2010, no interest or penalties were recorded.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

5.	INCOME TAXES (CONTINUED)

(b) Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	1,446	858	780	687
Effect on tax incentives / holiday	(350)	(221)	(205)	(161)
Non-deductible items	219	287	120	83
Non-taxable items	-	-	-	-
Others	(15)	3	(1)	8

Income tax expenses	1,300	927	694	617

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)      Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Former director and former stockholder of Changda Fertilizer
Mr. Zhu Xin Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Craji Marshak	Director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b)   Summary of related party transactions

	Six months ended June 30,		Three months ended June 30,

	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
Key management personnel, including directors:
Short-term employee benefits	247	134	125	67

(c)   Summary of related party balances

	As of June 30, 2011	As of December 31, 2010
	US$’000 (unaudited)	US$’000 (unaudited)
Loans from Mr. Zhu Qing Ran and his family member	1,129	1,630

Current portion (included in shareholders’ loans)	1,129	1,107
Non-current portion (included in Long-term portion of shareholders’ loans)	-	523

	1,129	1,630

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)   Summary of related party balances (Continued)
	As of June 30, 2011	As of December 31, 2010
	US$’000	US$’000
	(unaudited)
Due from
Mr. Zhu Qing Ran	92	9
Mr. Zhu Xiao Ran	-	-
Mr. Zhu Xin Ran	-	1

	92	10
Due to
Allhomely International Limited	1	1
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	330	269
Mr. Zhu Hua Ran	250	200
Mr. Charles Brock	7	7
Mr. Carsten Aschoff	20	17
Mr. Craig Marshak	14	11
Mr. Jan Panneman	53	36
Mr. David Cohen	14	11
	706	569

The loan from Mr. Zhu Qing Ran of US$523,000 as of December 31, 2010 was unsecured, interest-free and had a fixed repayment term of 2 years, however, the loan was repaid during the first quarter, 2011. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)   Guarantee
Included in short-term interest bearing borrowings, there is bank loan of US$774,000 which is guaranteed by the Chairman and CEO of the Company.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

7.	COMMITMENTS AND CONTINGENCIES

 As of June 30, 2011, the Company had capital commitments for construction projects amounting to US$219,853.

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,766,000 and buildings under property, plant and equipment with a net book value of approximately US$4,050,000 and restricted cash of US$3,868,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the six months ended June 30, 2011 and 2010.

	Six months ended June 30, 2011 (unaudited)				Six months ended June 30, 2010 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	47,375	9,590	-	56,965	38,308	5,374	-	43,682
Cost of sales	(40,114)	(7,425)	-	(47,539)	(32,498)	(4,160)	-	(36,658)
Depreciation of property, plant and equipment	(60)	(140)	-	(200)	(59)	(77)	-	(136)
Amortization of intangible assets	-	-	-	-	(1)	-	-	(1)
Amortization of prepaid lease expenses	(24)	(8)	-	(32)	(11)	(7)	-	(18)
Interest income	30	2	-	32	2	-	-	2
Interest expense	(246)	(144)	(24)	(414)	(111)	(54)	(73)	(238)
Other segment income	9	11	-	20	8	13	-	21
Other segment expenses	(1,835)	(621)	(449)	(2,905)	(1,615)	(550)	(612)	(2,777)
Other finance cost	-	-	(142)	(142)	-	-	(444)	(444)
Income taxes	(1,088)	(212)	-	(1,300)	(830)	(97)	-	(927)
Segment profit	4,047	1,053	(615)	4,485	3,193	442	(1,129)	2,506

Segment assets	49,233	21,270	573	71,076	33,720	12,499	210	46,429

Capital expenditures	1,502	2,839	-	4,341	698	83	-	781

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

9.	SEGMENT REPORTING (CONTINUED)

The following table summarizes financial information for each of the business segments for the three months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011 (unaudited)				Three months ended June 30, 2010 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	26,029	4,660	-	30,689	23,107	3,367	-	26,474
Cost of sales	(22,014)	(3,654)	-	(25,668)	(19,424)	(2,752)	-	(22,176)
Depreciation of property, plant and equipment	(30)	(44)	-	(74)	(29)	(39)	-	(68)
Amortization of intangible assets	-	-	-	-	-	-	-	-
Amortization of prepaid lease expenses	(12)	(4)	-	(16)	(5)	(4)	-	(9)
Interest income	23	2	-	25	1	-	-	1
Interest expense	(147)	(81)	-	(228)	(70)	(28)	(45)	(143)
Other segment income	6	10	-	16	4	13	-	17
Other segment expenses	(961)	(287)	(234)	(1,482)	(912)	(157)	(278)	(1,347)
Other finance cost	-	-	(142)	(142)	-	-	-	-
Income taxes	(591)	(103)	-	(694)	(541)	(76)	-	(617)
Segment profit	2,303	499	(376)	2,426	2,131	324	(323)	2,132

Segment assets	49,233	21,270	573	71,076	33,720	12,499	210	46,429

Capital expenditures	1,418	49	-	1,467	651	36	-	687

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

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

In conjunction with the February 2010 Notes, the Company issued warrants to purchasers of the February 2010 Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The fair value of the PN Warrants was estimated as US $0.90 per warrant at the date of issuance using the Black-Scholes model.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

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

The funds for the Partial Payment were provided to the Company by Allhomely International Limited (“Allhomely”), an entity controlled by Jan Pannemann, the Company’s Executive Vice President and QingRan Zhu, the Company’s Chairman and Chief Executive Officer. On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock for the $500,000 of funds provided. The shares were issued pursuant to an exemption under Section 4 (2) of the Securities Act of 1933, as amended.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

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

As of December 31, 2010, the total amount due on the February 2010 notes was US$533,843.  Therefore, the holders of the February 2010 Notes continued to be entitled to, among other things (i) the remaining outstanding portion of the principal amount due and payable under the February 2010 Notes along with any interest accrued but unpaid thereon (ii) an additional interest at a rate of 5% per annum upon and during the occurrence of an event of default and (iii) costs and expenses in connection with the collection and enforcement under the February 2010 Notes, including reasonable attorneys’ fees.

On February 18, 2011 and February 25, 2011, the Company made payments to the holders of the February 2010 Notes totaling an aggregate of US$600,000 (the “Note Repayment”). This Note Repayment covered all remaining principal and accrued but unpaid interest due and payable under the February 2010 Notes, as a result of which the February 2010 Notes have been repaid in full.

The funds for the repayments made on February 18, 2011 and February 25, 2011 were provided to the Company by Allhomely International Limited (“Allhomely”), an entity controlled by Jan Pannemann, the Company’s Executive VicePresident and QingRan Zhu, the Company’s Chairman and Chief Executive Officer. On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company’s common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

The Company has repaid all principal and interest due and payable under the February 2010 Notes.  All remaining amounts owed with respect to the February 2010 Notes were settled in April 2011, including all amounts  for attorneys fees incurred in connection with the prior collection efforts by certain noteholders.

On June 13, 2011, the date of modification, the Company reduced the exercise price of all PN Warrants to US$0.70 per warrant and increased the total number of PN Warrants from 495,000 to 1,355,357.

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and the weighted average fair value of the original PN Warrants was estimated as US$0.02 per warrant at the date of modification using the Black-Scholes model together with the following assumptions:

Expected volatility	26%
Expected dividend	Nil
Expected life	1.5 years
Risk-free interest rate	1.59%

Expected volatility is based on historical volatility of the Conpany's stock price over a period commensurates with the expected life of the warrants as well as other factors. The expected dividend which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends. The expected life of warrants represents the estimated period of time from the date of modification that the warrant is expected to remain outstanding. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant.

The excess of the fair value of the modified PN Warrants over the original PN Warrants of US$142,304 was recorded as other finance costs.

During the six-month period ended June 30, 2011, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.5 years outstanding and exercisable as of June 30, 2011. While as of December 31, 2010, there were 495,000 PN Warrants with weighted average exercise price of US$1.92 and remaining life of 2 years outstanding.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

11.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price

Warrants outstanding and exercisable as of June 30, 2011 and January 1, 2011	359,934	$	US3.60

There is no movement during the six months ended June 30, 2011.

The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at June 30, 2011 and the related exercise price of the underlying warrants, was US$0 for outstanding and exercisable warrants as of June 30, 2011 and December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the results of operations of Changda International Holdings Inc. and its subsidiaries (collectively,”we.” “us,” “our,” or the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations and the Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.   The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Additional information relating to the Company can be found on the SEC’s website at www.sec.gov/edgar.shtml.

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

Overview of the Business
We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended June 30, 2011, 85% of our revenues ($26 million) were derived from our fertilizer products and 15% of our revenues ($5 million) were derived from our chemical products.

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

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78 th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased. Average sales prices of fertilizers increased during the second quarter of 2011 compared to those during the second quarter of 2010.

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

●
Complex Fertilizers. These fertilizers contain two or three of the primary nutrients of nitrogen, phosphorus and potassium and are made by a process involving only chemical reactions between raw materials and intermediates.

●
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

●
Slow-Release Compound Fertilizer . This group of fertilizers allows fertilizer nutrients to be released over a period of time, enabling plants to absorb most of the nutrients and enhance yield rate.  We have also developed controlled-release fertilizers.

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

For the quarter ended June 30, 2011, our top ten selling fertilizers were as follows:

Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	4,281,646	17%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	2,916,705	11%
3	S 15-15-15	S-Compound	2,700,173	10%
4	New Compound Chat (release) 24-8-8	Slow Compound	2,357,998	9%
5	Chlorine 24-8-8	Cl Compound	2,251,248	9%
6	S 15-5-12	S-Compound	1,727,647	7%
7	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	1,701,918	7%
8	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	1,660,045	6%
9	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,470,199	6%
10	New fertilizer (slow release) 16-8-16	Slow Compound	1,363,372	5%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the three months ended June 30, 2011 of approximately $19,625,000 and $6,404,000, respectively or 75% and 25% of our revenues.

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

Our chemical products, which had the highest sales volumes for the three months ended June 30, 2011, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	3,423,285	77%
2	Calcium Chloride	475,553	11%
3	Thiophene	295,390	7%
4	Magnesium Chloride	153,985	3%
5	Deicing Salt	86,025	2%

Effective the year ended December 31, 2010, our new flame retardant product became one of our highest selling products as a result of the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.  This sales trend continued during the three months ended June 30, 2011.

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

The Company has repaid all principal and interest due and payable under the February 2010 Notes.  All remaining amounts owed with respect to the February 2010 Notes were settled in April 2011, including the claim by two investors for attorneys fees incurred in connection with the prior collection efforts related to the amounts that were previously owed under their respective February 2010 Notes.

The funds for the Partial Payment were provided to the Company by Allhomely International Limited (“Allhomely”), an entity controlled by Jan Pannemann, the Company’s Executive VicePresident and QingRan Zhu, the Company’s Chairman and Chief Executive Officer. On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock for the $500,000 of funds provided (which is an effective purchase price of $0.70 per share). On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company’s common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011. The shares were issued pursuant to an  exemption under Section 4(2) of the Securities Act of 1933, as amended.

As mentioned above, on December 6, 2010, the Company and Allhomely International Limited (“Allhomely”) entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of the Company’s common stock at a per share purchase price of $0.70 per share (the “Lower Issue Price”).

Since the Lower Issue Price is less than the exercise price of the Warrants, an adjustment was made, to the exercise price in accordance of the Warrants.  The Company reduced the exercise price of the Warrants from $2.25 or $0.75 to $0.70 per share and the aggregate number of shares which the Warrants shall be exercisable is now be equal to 1,355,357 instead of 495,000.

Results of Operations

Three and Six months ended June 30, 2011 as compared to the three months ended June 30, 2010

The following tables set forth our summary statement of operations data for the three and six months ended June 30, 2011 and 2010, and our summary balance sheet as of June 30, 2011 and 2010.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
			As of
Selected Balance Sheet Data			June 30,
			2011	2010
Balance Sheet Information:			US$'000
Working capital			$18,167	$14,803
Total assets			71,076	46,429
Total liabilities			30,088	17,043
Additional Paid-In Capital			7,249	5,909
Accumulated Profit			27,477	19,319
Stockholders’ equity			40,988	29,386

	Six Months Ended		Three Months Ended
Selected Statement of Operations Data:	June 30,		June 30,
	2011	2010	2011	2010
	US$'000		US$'000
INCOME
Operating revenues
Chemical	9,590	5,374	4,660	3,367
Fertilizer	47,375	38,308	26,029	23,107
Total	$56,965	$43,682	$30,689	$26,474

COST OF SALES
Chemical	7,425	4,160	3,654	2,752
Fertilizer	40,114	32,498	22,014	19,424
Total	$47,539	$36,658	$25,668	$22,176

GROSS PROFIT
Chemical	2,165	1,214	1,006	615
Fertilizer	7,261	5,810	4,015	3,683
Total	$9,426	$7,024	$5,021	$4,298

OPERATING EXPENSES
Administrative expenses	3,137	2,932	1,572	1,424
Finance expense	556	682	370	143
Other expenses (income)	(52)	(23)	(41)	(18)
Total Operating Expenses	$3,641	$3,591	$1,901	$1,549

TAX	1,300	927	694	617

NET INCOME	$4,485	$2,506	$2,426	$2,132

Operating Revenues

Revenues for the quarter ended June 30, 2011 of approximately $30,689,000 increased approximately $4,215,000 or 15.9% from approximately $26,474,000 for the quarter ended June 30, 2010.  Chemical sales volume for the quarter ended June 30, 2011 of approximately 5,515 tonnes  represent an overall decrease of approximately 9,274 tonnes or 62.7% from sales volume of approximately 14,789 tonnes for the quarter ended June 30, 2010. The decrease is accounted for mainly by the decrease in the sales of calcium chloride, magnesium chloride, and snow melting agent. Sales of chemical products increased by approximately $1,293,000 or 38.4% despite the decrease in the overall volume mainly due to the concurrent increase in the volume of sales and average selling price of the flame retardant product as a consequence of the strong demand for the new product, which has a high sales price per tonne. The average sales price of flame retardant increased approximately 54.7%, due to increasing demand for the product, resulting from the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.  Fertilizer sales volume for the quarter ended June 30, 2011 of approximately 67,669 tonnes represents a decrease of approximately 5,221 tonnes or 7.2% from sales volume of approximately 72,890 tonnes for the quarter ended June 30, 2010.  Sales of fertilizer products increased by approximately $2,922,000 or 12.6% due primarily to increase in average sales price of the best-selling products.

Revenues for the six months ended June 30, 2011 of approximately $56,965,000 increased approximately $13,283,000 or 30.4% from approximately $43,682,000 for the six months ended June 30, 2010.  Chemical sales volume for the six months ended June 30, 2011 of approximately 35,241 tonnes represent an decrease of approximately 1,774 tonnes or 4.8% from the sales volume of approximately 37,015 tonnes for the six months ended June 30, 2010.  Sales of chemical products increased by approximately $4,216,000 or 78.4% mainly due to the concurrent increase in the volume of sales and average selling price of flame retardant product as a consequence of a strong demand for the new product, which has a high sales price per tonne, offseting the effect of reduced sales volume of other major chemical products, such as calcium chloride, magnesium chloride and de-icing salt.  Fertilizer sales volume for the six months ended June 30, 2011 of approximately 124,046 tonnes  represents an increase of approximately 1,868 tonnes or 1.5% from sales volume of approximately 122,178 tonnes for the six months ended June 30, 2010.  Sales of fertilizer products increased by approximately $9,067,000 or 23.7% due primarily to increase in average sales price of the best-selling products, such as S15-15-15, new type of compound fertilizer (slow release) 16-8-16, S 15-5-12, Specialty Fertilizer, Compound Fertilizer (biological) 12-5-8, Chlorine 24-8-8, New Compound chat (release) 24-8-8, Organic and inorganic fertilizer (bio) 15-7-8, Silicon calcium and magnesium soil conditioner 8-6-10-5-15, and Silicon calcium and magnesium soil conditioner 10-5-20, and increase in the sales volume resulting from the growth in demand for fertilizer products.

Cost of Sales

Total cost of sales for the quarter ended June 30, 2011 was approximately $25,668,000 or 83.6% of operating revenues compared to approximately $22,176,000 or 83.8% of operating revenues for the three months ended June 30, 2010.  Chemical products cost of sales for the quarter ended June 30, 2011 was approximately $3,654,000 or 78.4% of chemical operating revenues.  Chemical products cost of sales for the three months ended June 30, 2010 was approximately $2,752,000 or 81.7% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $902,000 resulted from the increase in sales volume as well as the increase in the cost of production related to the Company's new flame retardant product. Fertilizer products cost of sales for the quarter ended June 30, 2011 was approximately $22,014,000 or 84.6% of fertilizer operating revenues. Fertilizer products cost of sales for the quarter ended June 30, 2010 was approximately $19,424,000 or 84.1% of fertilizer operating revenues. The increase in cost of sales for fertilizer products of approximately $2,590,000 resulted from the increase in sales volume coupled with the increase in the cost of major raw materials used in production, such as phosphate, sulfur and ammonia.

Total cost of sales for the six months ended June 30, 2011 was approximately $47,539,000 or 83.4% of operating revenues compared to approximately $36,658,000 or 83.9% of operating revenues for the six months ended June 30, 2010.  Cost of sales for our chemical products for the six months ended June 30, 2011 was approximately $7,425,000 or 77.4% of chemical operating revenues.  Cost of sales for our chemical products for the six months ended June 30, 2010 was approximately $4,160,000 or 77.4% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $3,265,000 resulted from the increase in sales volume as well as the increase in the cost of production related to the Company’s new flame retardant product.  Cost of sales for our fertilizer products for the six months ended June 30, 2011 was approximately $40,114,000 or 84.7% of fertilizer operating revenues. Cost of sales for our fertilizer products for the six months ended June 30, 2010 was approximately $32,498,000 or 84.8% of fertilizer operating revenues. The increase in the cost of sales of fertilizer products of approximately $7,616,000 between the corresponding periods resulted from the increase in sales volume coupled with the increase in the cost of the major raw materials used in production, such as phosphate, sulphur and ammonia.

Gross Profit

Total gross profit for the quarter ended June 30, 2011 was approximately $5,021,000 or 16.4% of operating revenues compared to approximately $4,298,000 or 16.2% of operating revenues for the quarter ended June 30, 2010. Chemical products gross profit for the quarter ended June 30, 2011 was approximately $1,006,000 or 21.6% of chemical operating revenues.  Chemical products gross profit for the quarter ended June 30, 2010 was approximately $615,000 or 18.3% of chemical operating revenues.  The increase in the gross profit from the sales of chemical products of approximately $391,000 resulted from the increase in sales volume and sales price of the major chemical products the Company, offset by the increase in the cost of production related to the new flame retardant product.  Fertilizer products gross profit for the quarter ended June 30, 2011 was approximately $4,015,000 or 15.4% of fertilizer operating revenue.  Fertilizer products gross profit for the quarter ended June 30, 2010 was approximately $3,683,000 or 15.9% of fertilizer operating revenue.  The increase in the gross profit of fertilizer products of approximately $332,000 resulted mainly from the increase sales volume and in the average sales price of the best-selling fertilizer products, such as S15-15-15, new  type of compound fertilizer (slow release) 16-8-16, S 15-5-12, Specialty Fertilizer, Compound Fertilizer (biological) 12-5-8, Chlorine 24-8-8, New Compound chat (release) 24-8-8, Organic and inorganic fertilizer (bio) 15-7-8, Silicon calcium and magnesium soil conditioner 8-6-10-5-15, and Silicon calcium and magnesium soil conditioner 10-5-20 during the quarter ended June 30, 2011 by approximately 21.3% compared to the same period in 2010.

Total gross profit for the six months ended June 30, 2011 was approximately $9,426,000 or 16.5% of operating revenues compared to approximately $7,024,000 or 16.1% of operating revenues for the six months ended June 30, 2010. Gross profit for our chemical products for the six months ended June 30, 2011 was approximately $2,165,000 or 22.6% of chemical operating revenues.  Gross profit for our chemical products for the six months ended June 30, 2010 was approximately $1,214,000 or 22.6% of chemical operating revenues. The increase in the gross profit of chemical products of approximately $951,000 or 78.3% between the corresponding periods resulted mainly from the increase in sales volume of the new product flame retardant. Another factor that increased the gross profit for our chemical products was the increase in the sales price of flame retardant and calcium chloride.  Gross profit for our fertilizer products for the six months ended June 30, 2011 was approximately $7,261,000 or 15.3% of fertilizer operating revenues. Gross profit for our fertilizer products for the six months ended June 30, 2010 was approximately $5,810,000 or 15.2% of fertilizer operating revenues. The increase in the gross profit of fertilizer products of approximately $1,451,000 or 25% between the corresponding periods resulted mainly from the increase in sale volume and in the average sales price of the best-selling products, such as S15-15-15, new  type of compound fertilizer (slow release) 16-8-16, S 15-5-12, Specialty Fertilizer, Compound Fertilizer (biological) 12-5-8, Chlorine 24-8-8, New Compound chat (release) 24-8-8, Organic and inorganic fertilizer (bio) 15-7-8, Silicon calcium and magnesium soil conditioner 8-6-10-5-15, and Silicon calcium and magnesium soil conditioner 10-5-20 in 2011.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,572,000, or 5.1% of operating revenues for the quarter ended June 30, 2011 as compared to approximately $1,424,000 or 5.4 % of operating revenues for the quarter ended June 30, 2010.   The increase in operating expenses between the two periods of approximately $148,000 is mainly due to the increase in transport, packing, and handling expenses.

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $3,137,000, or 5.5% of operating revenues for the six months ended June 30, 2011 as compared to approximately $2,932,000, or 6.7% of operating revenues for the six ended June 30, 2010.   The increase in operating expenses between the two periods of approximately $205,000 is mainly due to the increase in transport, packing, and handling expenses.

Income Taxes

Changda Chemical, Changda Fertilizer, Changda Heze and Shangdong Fengtai as wholly owned foreign subsidiaries, are subject to effective tax rates of 21% and 22% for the quarter ended June 30, 2011 and 2010 respectively as a result of tax grants by the PRC local government for economic development. The income tax paid was approximately $694,000 for the quarter ended June 30, 2011 and approximately $617,000 for same period in 2010.

The Company is subject to effective tax rates of 22% and 27%  for the six months ended June 30, 2011 and 2010, respectively. The income tax expense was approximately $1,300,000 for the six months ended June 30, 2010 and approximately $927,000 for same period in 2010.

Net Income

Our net income of approximately $2,426,000 for the quarter ended June 30, 2011 increased from approximately $2,132,000 for the quarter ended June 30, 2010. The increase in net income was largely due to the increase in operating revenues and gross profit. For the quarter ended June 30, 2011, income taxes increased consequent to the increase in net income and total finance and interest cost increased pursuant to the increase in short-term borrowings for working capital requirements. The income after the operating expenses covered the increase in income tax and interest expense and still resulted in a higher net income compared to the same period in 2010. Net income as a percentage of operating revenues approximated 7. 9% and 8.1% for the quarter ended June 30, 2011 and 2010, respectively.

Our net income was approximately $4,485,000 for the six months ended June 30, 2011 and approximately $2,506,000 for the six months ended June 30, 2010. The increase in net income was largely due to the increase in operating revenues and gross profit. For the six months ended June 30, 2011, income taxes increased consequent to the increase in net income.  Despite the increase in short-term borrowings for the six months ended June 30, 2011 compared to the same period in 2010, the settlement of the borrowings on the February 2010 promissory notes resulted in the decrease of total finance and interest cost by $126,000 for the six months ended June 30, 2011 compared to those for the six months ended June 30, 2010.  Net income as a percentage of total operating revenues approximated 7. 9% and 5.7% for the six months ended June 30, 2011 and 2010, respectively

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 amounted to approximately $4,531,000 and $5,354,000, respectively.  The decrease of approximately $823,000 was primarily due to the increase in inventory purchases.

As in December 2009 when management decided that in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers and entered into agreements with said suppliers at contracted prices with prepayment deposit for substantial delivery of the materials during the first quarter of 2010, management continued to make prepayment deposits for raw materials in 2011 and 2010 as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.

Investment Activities

Net cash used for investment activities for the six months ended June 30, 2011 and 2010 amounted to approximately $8,193,000 and $423,000, respectively.  This increase of approximately $7,770,000 was mainly due to the increase in acquisition of fixed assets and in placing cash on a restricted category in 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 amounted to approximately $9,863,000 and $1,669,000, respectively.  This represents an increase of approximately $8,194,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $6,626,000 into our Heze plant through June 30, 2011. However, an additional $17,074,000 is needed to complete the constructions and an additional $11,500,000 will be needed for the normal operation of the plant and Thiophene product line for the first 12 months after its completion.

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

In conjunction with the February 2010 Notes, the Company issued warrants to purchasers of the February 2010 Notes to purchase an aggregate of 495,000 shares of the Company’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The Company assessed the terms in accordance with ASC Topic 815 “Derivatives and Hedging” and determined that the PN Warrants should be accounted for as equity and are valued at fair value at the date of issuance. The fair value of the PN Warrants was estimated as $0.90 per warrant at the date of issuance using Black-Scholes model.

On February 18, 2011 and February 25, 2011, the Company made payments to the holders of the February 2010 Notes totaling an aggregate of US$600,000 (the "Note Repyament"). This Note Repayment covered all remaining principal and accrued but unpaid interest due and payable under the February 2010 Notes, as a result of which the February 2010 Notes have been repaid in full.

The funds for the repayments made on Februrary 18, 2011 and February 25, 2011 were provided to the Company by Allhomely International Limited ("Allhomely"), an entity controlled by Jan Pannermann, the Company's Executive Vice President and QingRan Zhu, The Company's Chairman and Chief Executive Officer. On February 28, 2011, the Company and Allhomely entered into a subsription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company's common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company's common stock as quoted on the Over-the Counter Bulletin Board on February 28, 2011. The shares were issued pursuant to an  exemption under Section 4(2) of the Securities Act of 1933, as amended.

The Company has repaid all principal and interest due and payable under the February 2010 Notes. All remaining amounts owed with respect to the February 2010 Notes were settled in April 2011, including all amounts fo attorneys fees incurred in connection with the prior collection efforts by certain noteholders.

On June 13, 2011, the date of modification, the Company reduced the exercise price of all the PN Warrants to US$0.70 per warrant and increased the total number of PN Warrants from 495,000 to 1,355,357.

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and weighted average fair value of the original PN Warrant was estimated as US$0.02 per warrant at the date of modification using the Black- Scholes model together witht he following assumpitons:

Expected volatility	26%
Expected dividends	Nil
Expected life	1-5 years
Risk-free interest rate	1.59%

During the six-month period ended June 30, 2011, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.5 years outstanding and exercisable as of June 30, 2011. While as of December 31, 201, there were 495,000 PN Warrants with weighted average exercise price of US$1.92 and remaining life of 2 years outstanding.

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

On July 26, 2010, Changda Chemicals entered into a loan contract with China Minsheng Banking Corp., Ltd., for a loan in the amount of $2,290,041. The loan is due and payable on July 26, 2011. The interest rate equals 20% more than the Benchmark Lending Rate issued by the China Central Bank and is adjusted every month, with an executed interest rate of 6.372% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Chemicals Co., Ltd., our subsidiary and is guaranteed by Weifang Changda Fertilizer Co., Ltd., our subsidiary. This loan was fully paid on July 26,2011.

On January 5, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $687,012. The loan is due and payable on April 4, 2011. The interest rate is 8.114% per annum. Interest is payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Seiwa Fertilizer Ind. Co., Ltd, one of our customers.  This loan was fully paid on April 4, 2011.

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

On August 24, 2010, Changda Fertilizer extended a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $458,008. The loan is due and payable on August 21, 2011. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.434% per annum. Interests should be paid monthly. The loan is guaranteed by Weifang Changda Chemicals Co., Ltd., our subsidiary. The loan will be rolled over.

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

On January 31, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with China Minsheng Banking Corp., Ltd and Shandong Liwei Touzi Youxian Gangsi, for a loan in the amount of $763,347. China Minsheng Banking Corp., Ltd is an agent, while Shandong Liwei Youxian Gongsi is the capital provider. The loan is due and payable on July 30, 2011. The executed interest rate is 19.2% per annum. Interest is payable on a monthly basis. The loan was rolled over.

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

On March 25, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $6,189,076. The note payable is due and payable on September 25, 2011. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $3,868,173.

On April 5, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,856,723. The loan is due and payable on December 15, 2011. The interest rate is 6.941% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Yinlin Guarant Co., Ltd.

While we have interest bearing loans and notes payable in the aggregate principal amount of $17,871,000 which are due on or before March 31, 2012, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of June 30, 2011 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$206	$5	$10	$10	$181
Loans, Notes and Other Borrowings
Notes payable	$6,189	$6,189	$-	$-	$-
Shareholders’ loans	$1,129	$1,129	$-	$-	$-
Short-term interest-bearing borrowings	$11,682	$11,682	$-	$-	$-
Interest payable	$-	$-
Promissory notes	$-	$-	$-	$-	$-
Total Loans, Notes and Other Borrowings	$19,000	$19,000	$-	$-	$-

Total Contractual Obligations:	$19,206	$19,005	$10	$10	$181

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-05”)”.  ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted.  The Company believes that the adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company believes that the adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated results of operation and financial condition.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended June 30, 2011 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)