Form 10-Q
period 2011-09-30
Changda International Holdings, Inc.
filed 2011-11-14
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 12, 2011, there are 20,509,123 shares of our common stock, par value $0.001 per share common stock issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

		As of September 30, 2011	As of December 31, 2010
	Note	US$’000	US$’000
ASSETS		(unaudited)

Current assets
Cash and cash equivalents		13,346	9,364
Restricted cash	12	4,686	-
Trade and other receivables, net		16,669	19,034
Amount due from related parties	6	94	10
Inventories		9,526	3,143
Prepaid lease payments, net		65	63
Government grant receivables in respect of tax		2,905	2,822

Total current assets		47,291	34,436

Intangible assets		3	3
Property, plant and equipment, net		21,454	17,057
Prepaid lease payments, net		2,953	2,915

Total assets		71,701	54,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		6,082	5,006
Amount due to related parties	6	780	569
Promissory notes	10	-	534
Notes payable	12	7,029	-
Shareholders’ loans	6	1,140	1,107
Short-term interest-bearing borrowings		9,919	7,358
Income tax payables		3,439	3,574

Total current liabilities		28,389	18,148

Deferred government grants		815	805
Long-term portion of shareholders’ loans	6	-	523

Total liabilities		29,204	19,476

Commitments and contingencies	7

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,509,123 shares issued and outstanding as of September 30, 2011 and 19,729,902 shares issued and outstanding as of December 31, 2010	4	21	20
Additional paid-in capital		7,249	6,499
Statutory reserves		2,852	2,822
Accumulated other comprehensive income		3,744	2,572
Retained earnings		28,631	23,022

Total stockholders’ equity		42,497	34,935

Total liabilities and stockholders’ equity		71,701	54,411

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and
Other Comprehensive Income

		Nine months ended September 30,		Three months ended September 30,
	Note	2011	2010	2011	2010
		US$’000	US$’000	US$’000	US$’000
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues		74,511	61,117	17,547	17,322

Cost of sales		(61,974)	(51,090)	(14,435)	(14,337)

Gross profit		12,537	10,027	3,112	2,985

Operating expenses
Loss on write off of property, plant and equipment		(150)	-	(150)	-
Depreciation of property, plant and equipment		(277)	(217)	(77)	(80)
Amortization of intangible assets		(1)	(1)	-	-
Amortization of prepaid lease expenses		(48)	(27)	(16)	(9)
Selling, general and administrative expenses		(3,974)	(3,834)	(1,070)	(1,051)

Operating income		8,087	5,948	1,799	1,845

Other income		27	29	5	7
Other expenses		(28)	-	(26)	-
Interest income		70	6	38	4
Interest expenses		(633)	(425)	(220)	(187)
Other finance cost		(142)	(460)	-	(16)

Income before income taxes		7,381	5,098	1,596	1,653

Income taxes	5	(1,742)	(1,298)	(442)	(369)

Net income		5,639	3,800	1, 154	1,284

Other comprehensive income
Foreign currency translation adjustment		1,172	768	356	646

Comprehensive income		6,811	4,568	1,510	1,930

Earnings per common share($)	3
Basic		0.28	0.20	0.06	0.07
Diluted		0.28	0.20	0.06	0.07

Weighted average number of common shares outstanding	3
Basic		20,343,574	18,964,025	20,509,123	18,964,025
Diluted		20,343,574	18,964,025	20,509,123	18,964,025

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	5,639	3,800
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,576	1,332
Amortization of intangibles assets	1	1
Amortization of prepaid lease payments	48	27
Exchange differences	110	143
Government grants recognized	(14)	(13)
Cost of warrants issued	142	460
Loss on disposal of property, plant and equipment	12	5
Loss on write off of property, plant and equipment	150	-
Changes in operating assets and liabilities:
Inventories	(6,290)	(2,801)
Trade and other receivable, net (including amount due from related parties)	2,861	3,303
Trade and other payables (including amount due to related parties)	1,194	874
Income tax payables	(241)	(132)
Net cash provided by operating activities	5,188	6,999

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	17	1
Purchase of property, plant and equipment	(5,678)	(2,450)
New restricted cash	(4,686)	-
Net cash used in investing activities	(10,347)	(2,449)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	18,235	9,186
Repayment of bank and other loans	(9,368)	(6,297)
Net cash provided by financing activities	8,867	2,889

Net increase in cash and cash equivalents	3,708	7,439

Cash and cash equivalents at beginning of period	9,364	2,275

Effect on exchange rate changes	274	54

Cash and cash equivalents at end of period	13,346	9,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year, cash was paid for the following:
Income taxes	1,979	1,457

Interest	633	294

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of September 30, 2011 and December 31, 2010, and its results of operations for the three months and nine months ended September, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2011 for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the operating results to be expected for the full year.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (ASC Topic 350):  Testing Goodwill for Impairment,” (“ASU 2011-08”) which simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company believes that the adoption of ASU 2011-08 will not have a material impact on the Company’s consolidated results of operation and financial condition.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

3.	EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of dilutive common stock equivalents.

Earnings per common shares was computed as follows:

	Nine months ended September 30, 2011			Three months ended September 30, 2011
	Income	Weighted average number of common shares outstanding	Per common share amount	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$	US$’000		US$
Basic earnings per common share
Net income attributable to common stockholders	5,639	20,343,574	0.28	1,154	20,509,123	0.06

 For the three months and nine months ended September 30, 2011, all potentially dilutive instruments have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per common stock are the same.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

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

Common stock

As of September 30, 2011, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 20,509,123 shares issued and outstanding.

During the nine months ended September 30, 2011, 779,221 shares valued at US$0.77 per share were issued to a principal shareholder (see note 10).

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

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

For accounting purpose, taxation has been estimated based on the assessable profit for the period at a rate of 33% in 2007 for both Changda Fertilizer and Changda Chemical and at a rate of 25% according to the EIT Law effective in 2008 of the PRC for Changda Fertilizer. The respective tax liability has been recognized as tax liability and the related receivable from the local government of economic development area has been recognized as government grant receivable in respect of taxation, as reported in the balance sheet.

Fengtai Changda is subject to EIT at a rate of 25%. However, a special tax exemption has been granted by the local government and Fengtai Changda is entitled to full exemption of EIT payable for its two years of operation starting from 2008 and followed by a 50% exemption of EIT payable for the following three years.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2011, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

5.	INCOME TAXES (CONTINUED)
(a) Income tax expenses comprised the following:
Income tax expenses comprised the following:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
Current taxes arising in the PRC:
- For the period	1,742	1,298	442	369

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2011 and 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of September 30, 2011and 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of the provision for income tax expense. For the nine months ended September 30, 2011 and 2010, no interest or penalties were recorded.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

5.	INCOME TAXES (CONTINUED)

(b) Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	1,845	1,275	399	413
Effect on tax incentives / holiday	(427)	(320)	(77)	(98)
Non-deductible items	369	363	149	76
Others	(45)	(20)	(29)	(22)

Income tax expenses	1,742	1,298	442	369

Changda International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these condensed consolidated financial statements, during the periods and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)      Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xin Ran	Family member of the directors of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Craji Marshak	Director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b)   Summary of related party transactions

	Nine months ended September 30,		Three months ended September 30,

	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
Key management personnel, including directors:
Short-term employee benefits	373	262	116	67

(c)   Summary of related party balances

	As of September 30, 2011	As of December 31, 2010
	US$’000 (unaudited)	US$’000
Loans from Mr. Zhu Qing Ran and his family member	1,140	1,630

Current portion (included in shareholders’ loans)	1,140	1,107
Non-current portion (included in Long-term portion of shareholders’ loans)	-	523

	1,140	1,630

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)   Summary of related party balances (Continued)
	As of September 30, 2011	As of December 31, 2010
	US$’000	US$’000
	(unaudited)
Due from
Mr. Zhu Qing Ran	94	9
Mr. Zhu Xin Ran	-	1
	94	10

Due to
Allhomely International Limited	1	1
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	361	269
Mr. Zhu Hua Ran	275	200
Mr. Charles Brock	7	7
Mr. Carsten Aschoff	23	17
Mr. Craig Marshak	17	11
Mr. Jan Panneman	62	36
Mr. David Cohen	17	11
	780	569

The loan from Mr. Zhu Qing Ran of US$523,000 as of December 31, 2010 was unsecured, interest-free and had a fixed repayment term of 2 years, however, the loan was repaid during the first quarter, 2011. All other amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)   Guarantee
Included in short-term interest bearing borrowings, there is bank loan of US$2,499,297 which is guaranteed by the Chairman and CEO of the Company.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

7.	COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011 US$'000	As of December 31, 2010 US$'000

Within one year	5	5
One to three years	10	10
Three to five years	10	10
Move than five years	181	183

Total	206	208

(b) Capital commitments

 As of September 30, 2011, the Company had capital commitments for construction projects amounting to US$54,000.

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,065,000 and buildings under property, plant and equipment with a net book value of approximately US$2,626,000 and restricted cash of US$4,686,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30, 2011 (unaudited)				Nine months ended September 30, 2010 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	59,389	15,122	-	74,511	52,361	8,756	-	61,117
Cost of sales	(50,306)	(11,668)	-	(61,974)	(44,308)	(6,782)	-	(51,090)
Loss on write off of property, plant and equipment	(150)	-	-	(150)	-	-	-	-
Depreciation of property, plant and equipment	(92)	(185)	-	(277)	(89)	(128)	-	(217)
Amortization of intangible assets	(1)	-	-	(1)	(1)	-	-	(1)
Amortization of prepaid lease expenses	(36)	(12)	-	(48)	(16)	(11)	-	(27)
Interest income	66	4	-	70	5	1	-	6
Interest expense	(402)	(207)	(24)	(633)	(194)	(100)	(131)	(425)
Other segment income	14	13	-	27	13	16	-	29
Other segment expenses	(2,570)	(794)	(638)	(4,002)	(2,221)	(787)	(826)	(3,834)
Other finance cost	-	-	(142)	(142)	-	-	(460)	(460)
Income taxes	(1,367)	(375)	-	(1,742)	(1,153)	(145)	-	(1,298)
Segment profit	4,545	1,898	(804)	5,639	4,397	820	(1,417)	3,800

Segment assets	51,258	20,764	573	72,595	33,720	12,499	210	46,429

Capital expenditures	1,762	3,916	-	5,678	1,438	1,012	-	2,450

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

9.	SEGMENT REPORTING (CONTINUED)

The following table summarizes financial information for each of the business segments for the three months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011 (unaudited)				Three months ended September 30, 2010 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	12,014	5,533	-	17,547	13,953	3,369	-	17,322
Cost of sales	(10,192)	(4,243)	-	(14,435)	(11,726)	(2,611)	-	(14,337)
Loss on write off of property, plant and equipment	(150)	-	-	(150)	-	-	-	-
Depreciation of property, plant and equipment	(32)	(45)	-	(77)	(29)	(51)	-	(80)
Amortization of intangible assets	-	-	-	-	-	-	-	-
Amortization of prepaid lease expenses	(12)	(4)	-	(16)	(6)	(3)	-	(9)
Interest income	36	2	-	38	4	-	-	4
Interest expense	(157)	(63)	-	(220)	(83)	(46)	(58)	(187)
Other segment income	5	-	-	5	4	3	-	7
Other segment expenses	(735)	(172)	(189)	(1,096)	(601)	(236)	(214)	(1,051)
Other finance cost	-	-	-	-	-	-	(16)	(16)
Income taxes	(279)	(163)	-	(442)	(321)	(48)	-	(369)
Segment profit	498	845	(189)	1,154	1,195	377	(288)	1,284

Segment assets	51,258	20,764	573	72,595	33,720	12,499	210	46,429

Capital expenditures	246	1,050	-	1,296	727	963	-	1,690

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2011 and 2010

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
For the nine months ended September 30, 2011 and 2010

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
For the nine months ended September 30, 2011 and 2010

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

On December 21, 2010, the holder of an original aggregate US$50,000 of February 2010 Notes exercised the right to convert the Owed Amount into 51,591 shares of the Company’s common stock.

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
For the nine months ended September 30, 2011 and 2010

10.	PROMISSORY NOTES (CONTINUED)

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and the weighted average fair value of the original PN Warrants was estimated as US$0.02 per warrant at the date of modification using the Black-Scholes model together with the following assumptions:

Expected volatility	26%
Expected dividend	Nil
Expected life	1.5 years
Risk-free interest rate	1.59%

Expected volatility is based on historical volatility of the Company's stock price over a period commensurates with the expected life of the warrants as well as other factors. The expected dividend which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends. The expected life of warrants represents the estimated period of time from the date of modification that the warrant is expected to remain outstanding. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant.

The excess of the fair value of the modified PN Warrants over the original PN Warrants of US$142,304 was recorded as other finance costs.

During the three months and nine months periods ended September 30, 2011, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 years outstanding and exercisable as of September 30, 2011. While as of December 31, 2010, there were 495,000 PN Warrants with weighted average exercise price of US$1.92 and remaining life of 2 years outstanding.

11.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price

Warrants outstanding and exercisable as of September 30, 2011 and January 1, 2011	359,934	$	US3.60

There is no movement during the nine months ended September 30, 2011.

The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at September 30, 2011 and the related exercise price of the underlying warrants, was US$0 for outstanding and exercisable warrants as of September 30, 2011 and December 31, 2010.

12.	NOTES PAYABLE AND RESTRICTED CASH

The notes payable is secured by bank deposit of US$4,686,000 which is classified as restricted cash in the condensed consolidated balance sheet, bears interest ranging from 0.1% to 1% per annum and matures on various dates ranging from February 2, 2012 through March 27, 2012.

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

Overview of the Business
We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended September 30, 2011, 68.5% of our revenues ($12.0 million) were derived from our fertilizer products and 31.5% of our revenues ($5.6 million) were derived from our chemical products.

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

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased. Average sales prices of fertilizers increased during the second quarter of 2011 compared to those during the second quarter of 2010.

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

Our products sold through our distributor, China Post under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are substantially on the same terms and expire on December 31, 2011.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are renewed on terms less favorable to us with any local branch of China Post will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

For the quarter ended September 30, 2011, our top ten selling fertilizers were as follows:

Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	2,790,881	23%
2	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,598,714	13%
3	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	1,576,927	13%
4	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	1,446,816	12%
5	New fertilizer (slow release) 16-8-16	Slow Compound	1,082,153	9%
6	New compound fertilizer (slow release) 18-9-18	Slow Compound	1,054,371	9%
7	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	867,083	7%
8	New Compound Chat (release) 24-8-8	Slow Compound	760,566	6%
9	Water flush fertilizer	Complex fertilizer	197,202	2%
10	Granular urea	Other fertilizer	85,980	1%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the three months ended September 30, 2011 of approximately $9,259,000 and $2,755,000, respectively or 77% and 23% of our revenues.

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

Our chemical products, which had the highest sales volumes for the three months ended September 30, 2011, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	5,265,064	95%
2	Thiophene	150,991	3%
3	Calcium Chloride	55,062	1%
4	Magnesium Chloride	26,997	1%

Effective the year ended December 31, 2010, our new flame retardant product became one of our highest selling products as a result of the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.  This sales trend continued during the three months ended September 30, 2011.

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

Results of Operations

Three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010

The following tables set forth our summary statement of operations data for the three and nine months ended September 30, 2011 and 2010, and our summary balance sheet as of September 30, 2011 and 2010.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
			As of
Selected Balance Sheet Data			September 30,
			2011	2010
Balance Sheet Information:			US$'000
Working capital			$18,902	$13,704
Total assets			71,701	51,205
Total liabilities			29,204	19,875
Additional Paid-In Capital			7,249	5,925
Accumulated Profit			28,631	20,575
Stockholders’ equity			42,497	31,330

	Nine Months Ended		Three Months Ended
Selected Statement of Operations Data:	September 30,		September 30,
	2011	2010	2011	2010
	US$'000		US$'000
INCOME
Operating revenues
Chemical	15,122	8,756	5,533	3,369
Fertilizer	59,389	52,361	12,014	13,953
Total	$74,511	$61,117	$17,547	$17,322

COST OF SALES
Chemical	11,668	6,782	4,243	2,611
Fertilizer	50,306	44,308	10,192	11,726
Total	$61,974	$51,090	$14,435	$14,337

GROSS PROFIT
Chemical	3,454	1,974	1,290	758
Fertilizer	9,083	8,053	1,822	2,227
Total	$12,537	$10,027	$3,112	$2,985

OPERATING EXPENSES
Administrative expenses	4,450	4,079	1,313	1,140
Finance expense	775	885	220	203
Other expenses (income)	(69)	(35)	(17)	(11)
Total Operating Expenses	$5,156	$4,929	$1,516	$1,332

TAX	1,742	1,298	442	369

NET INCOME	$5,639	$3,800	$1,154	$1,284

 Operating Revenues

Revenues for the quarter ended September 30, 2011 of approximately $17,547,000 increased approximately $225,000 or 1.3% from approximately $17,322,000 for the quarter ended September 30, 2010.  Chemical sales volume for the quarter ended September 30, 2011 of approximately 1,168 tonnes  represent an overall decrease of approximately 5,250 tonnes or 81.8% from sales volume of approximately 6,418 tonnes for the quarter ended September 30, 2010. The decrease is accounted for mainly by the decrease in the sales of calcium chloride, magnesium chloride, snow melting agent, and thiopene, partially offset by the 30% increase in the sales volume of flame retardant. Sales of chemical products increased by approximately $2,164,000 or 64.2% despite the decrease in the overall volume mainly due to (1) the concurrent increase in the volume of sales and average selling price of the flame retardant product as a consequence of the strong demand for the new product, which has a high sales price per tonne, and (2) the increase in the average selling price of thiophene by approximately 28.6%. The average sales price of flame retardant increased approximately 90.6%, due to increasing demand for the product, resulting from the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.  Fertilizer sales volume for the quarter ended September 30, 2011 of approximately 29,055 tonnes represents a decrease of approximately 13,308 tonnes or 31.4% from sales volume of approximately 42,363 tonnes for the quarter ended September 30, 2010.  Sales of fertilizer products decreased by approximately $1,939,000 or 13.9% due primarily to the decrease in sales volume typical during harvest season, inspite of the increase in average sales price of the best-selling products.

Revenues for the nine months ended September 30, 2011 of approximately $74,511,000 increased approximately $13,394,000 or 21.9% from approximately $61,117,000 for the nine months ended September 30, 2010.  Chemical sales volume for the nine months ended September 30, 2011 of approximately 36,408 tonnes represent a decrease of approximately 7,024 tonnes or 16.2% from the sales volume of approximately 43,432 tonnes for the nine months ended September 30, 2010.  Sales of chemical products increased by approximately $6,366,000 or 72.7% mainly due to the concurrent increase in the volume of sales and average selling price of flame retardant product as a consequence of a strong demand for the new product, which has a high sales price per tonne, offseting the effect of reduced sales volume of other major chemical products, such as calcium chloride, magnesium chloride, de-icing salt, and thiophene.  Fertilizer sales volume for the nine months ended September 30, 2011 of approximately 153,102 tonnes  represents a decrease of approximately 11,439 tonnes or 7% from sales volume of approximately 164,541 tonnes for the nine months ended September 30, 2010.  Sales of fertilizer products increased by approximately $7,028,000 or 13.4% due primarily to increase in average sales price of the best-selling products, such as Specialty Fertilizer, Organic and inorganic fertilizer (bio) 15-7-8,  Compound Fertilizer (biological) 12-5-8, Silicon calcium and magnesium soil conditioner 8-6-10-5-15, new type of compound fertilizer (slow release) 16-8-16, New compound fertilizer (slow release) 18-9-18, Silicon calcium and magnesium soil conditioner 10-5-20, and New Compound chat (release) 24-8-8, which offset the decrease in the sales volume.

Cost of Sales

Total cost of sales for the quarter ended September 30, 2011 was approximately $14,435,000 or 82.3% of operating revenues compared to approximately $14,337,000 or 82.8% of operating revenues for the three months ended September 30, 2010.  Chemical products cost of sales for the quarter ended September 30, 2011 was approximately $4,243,000 or 76.7% of chemical operating revenues.  Chemical products cost of sales for the quarter ended September 30, 2010 was approximately $2,611,000 or 77.5% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $1,632,000 resulted primarily from the increase in sales volume as well as the increase in the cost of production related to the Company's new flame retardant product. Fertilizer products cost of sales for the quarter ended  September 30, 2011 was approximately $10,192,000 or 84.8% of fertilizer operating revenues. Fertilizer products cost of sales for the quarter ended September 30, 2010 was approximately $11,726,000 or 84% of fertilizer operating revenues. The decrease in cost of sales for fertilizer products of approximately $1,534,000 resulted primarily from the decrease in sales volume.

Total cost of sales for the nine months ended September 30, 2011 was approximately $61,974,000 or 83.2% of operating revenues compared to approximately $51,090,000 or 83.6% of operating revenues for the nine months ended September 30, 2010.  Cost of sales for our chemical products for the nine months ended September 30, 2011 was approximately $11,668,000 or 77.2%  of chemical operating revenues.  Cost of sales for our chemical products for the nine months ended September 30, 2010 was approximately $6,782,000 or 77.5%  of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $4,886,000 resulted primarily from the increase in sales volume as well as the increase in the cost of production related to the Company’s new flame retardant product.  Cost of sales for our fertilizer products for the nine months ended September 30, 2011 was approximately $50,306,000 or 84.7% of fertilizer operating revenues. Cost of sales for our fertilizer products for the nine months ended September 30, 2010 was approximately $44,308,000 or 84.6%  of fertilizer operating revenues. The increase in the cost of sales of fertilizer products of approximately $5,998,000 between the corresponding periods resulted primarily from the increase in the cost of the major raw materials used in production, such as phosphate, sulphur, and ammonia.

Gross Profit

Total gross profit for the quarter ended September 30, 2011 was approximately $3,112,000 or 17.7% of operating revenues compared to approximately $2,985,000 or 17.2% of operating revenues for the quarter ended September 30, 2010. Chemical products gross profit for the quarter ended September 30, 2011 was approximately $1,290,000 or 23.3% of chemical operating revenues.  Chemical products gross profit for the quarter ended September 30, 2010 was approximately $758,000 or 22.5% of chemical operating revenues.  The increase in the gross profit from the sales of chemical products of approximately $532,000 resulted primarily from the increase in sales volume and sales price of the new flame retardant product, offset by the increase in the cost of its production.  Fertilizer products gross profit for the quarter ended September 30, 2011 was approximately $1,822,000 or 15.2%  of fertilizer operating revenue.  Fertilizer products gross profit for the quarter ended September 30, 2010 was approximately $2,227,000 or 16% of fertilizer operating revenue.  The decrease in the gross profit of fertilizer products of approximately $405,000 resulted mainly from the decrease sales volume, offset by the increase in the average sales price of the best-selling fertilizer products, such as Specialty Fertilizer, Organic and inorganic fertilizer (bio) 15-7-8,  Compound Fertilizer (biological) 12-5-8, Silicon calcium and magnesium soil conditioner 8-6-10-5-15, new type of compound fertilizer (slow release) 16-8-16, New compound fertilizer (slow release) 18-9-18, Silicon calcium and magnesium soil conditioner 10-5-20, and New Compound chat (release) 24-8-8 during the quarter ended September 30, 2011 by approximately 21.1% compared to the same period in 2010.

Total gross profit for the nine months ended September 30, 2011 was approximately $12,537,000 or 16.8% of operating revenues compared to approximately $10,027,000 or 16.4% of operating revenues for the nine months ended September 30, 2010. Gross profit for our chemical products for the nine months ended September 30, 2011 was approximately $3,454,000 or 22.8%  of chemical operating revenues.  Gross profit for our chemical products for the nine months ended September 30, 2010 was approximately $1,974,000 or 22.5% of chemical operating revenues. The increase in the gross profit of chemical products of approximately $1,480,000 or 75% between the corresponding periods resulted mainly from the increase in sales volume of the new product flame retardant. Another factor that increased the gross profit for our chemical products was the increase in the sales price of flame retardant, calcium chloride, and thiophene.  Gross profit for our fertilizer products for the nine months ended September 30, 2011 was approximately $9,083,000 or 15.3% of fertilizer operating revenues. Gross profit for our fertilizer products for the nine months ended September 30, 2010 was approximately $8,053,000 or 15.4%  of fertilizer operating revenues. The increase in the gross profit of fertilizer products of approximately $1,030,000 or 12.8% between the corresponding periods resulted mainly from the increase in the average sales price of the best-selling products, such as Specialty Fertilizer, Organic and inorganic fertilizer (bio) 15-7-8,  Compound Fertilizer (biological) 12-5-8, Silicon calcium and magnesium soil conditioner 8-6-10-5-15, new type of compound fertilizer (slow release) 16-8-16, New compound fertilizer (slow release) 18-9-18, Silicon calcium and magnesium soil conditioner 10-5-20, and New Compound chat (release) 24-8-8 in 2011.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,313,000, or 7.5% of operating revenues for the quarter ended September 30, 2011 as compared to approximately $1,140,000 or 6.6 % of operating revenues for the quarter ended September 30, 2010.   The increase in operating expenses between the two periods of approximately $23,000 is mainly due to the increase in transport, packing, and handling expenses.

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $4,450,000, or 6.0% of operating revenues for the nine months ended September 30, 2011 as compared to approximately $4,079,000, or 6.7% of operating revenues for the nine months ended September 30, 2010.   The increase in operating expenses between the two periods of approximately $221,000 is mainly due to the increase in transport, packing, and handling expenses.

Income Taxes

Changda Chemical, Changda Fertilizer, Changda Heze and Shangdong Fengtai as wholly owned foreign subsidiaries, are subject to effective tax rates of 28% and 22% for the quarter ended September 30, 2011 and 2010 respectively as a result of tax grants by the PRC local government for economic development. The income tax paid was approximately $442,000 for the quarter ended September 30, 2011 and approximately $369,000 for same period in 2010.

The Company is subject to effective tax rates of 24% and 25% for the nine months ended September 30, 2011 and 2010, respectively. The income tax expense was approximately $1,742,000 for the nine months ended September 30, 2010 and approximately $1,298,000 for same period in 2010.

Net Income

Our net income of approximately $1,154,000 for the quarter ended September 30, 2011 increased from approximately $1,284,000 for the quarter ended September 30, 2010. The increase in net income was largely due to the increase in operating revenues and gross profit. For the quarter ended September 30, 2011, income taxes increased consequent to the increase in net income and total finance and interest cost increased pursuant to the increase in short-term borrowings for working capital requirements. The income after the operating expenses covered the increase in income tax and interest expense and still resulted in a higher net income compared to the same period in 2010. Net income as a percentage of operating revenues approximated 6.6% and 7.4% for the three months ended September 30, 2011 and 2010, respectively.

Our net income was approximately $5,639,000 for the nine months ended September 30, 2011 and approximately $3,800,000 for the nine months ended September 30, 2010. The increase in net income was largely due to the increase in operating revenues and gross profit. For the nine months ended September 30, 2011, income taxes increased consequent to the increase in net income.  Despite the increase in short-term borrowings for the nine months ended September 30, 2011 compared to the same period in 2010, the settlement of the borrowings on the February 2010 promissory notes resulted in the decrease of total finance and interest cost by $110,000 for the nine months ended September 30, 2011 compared to those for the nine months ended September 30, 2010.  Net income as a percentage of total operating revenues approximated 7. 6% and 6.2% for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 amounted to approximately $5,188,000 and $6,999,000, respectively.  The decrease of approximately $1,811,000 was primarily due to the increase in inventory purchases.

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

Investment Activities

Net cash used for investment activities for the nine months ended September 30, 2011 and 2010 amounted to approximately $10,347,000 and $2,449,000, respectively.  This increase of approximately $7,898,000 was mainly due to the increase in acquisition of fixed assets and in placing cash on a restricted category in 2011.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 amounted to approximately $8,867,000 and $2,889,000, respectively.  This represents an increase of approximately $5,978,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and are preparing to expand our Thiophene product line. We have already invested a total of $7,506,000 into our Heze plant through September 30, 2011. However, an additional $13,104,000 is needed to complete the constructions and an additional $11,500,000 will be needed for the normal operation of the plant and Thiophene product line for the first 12 months after its completion.

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

On February 18, 2011 and February 25, 2011, the Company made payments to the holders of the February 2010 Notes totaling an aggregate of US$600,000 (the "Note Repayment"). This Note Repayment covered all remaining principal and accrued but unpaid interest due and payable under the February 2010 Notes, as a result of which the February 2010 Notes have been repaid in full.

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

The Company has repaid all principal and interest due and payable under the February 2010 Notes. All remaining amounts owed with respect to the February 2010 Notes were settled in April 2011, including all amounts of attorneys fees incurred in connection with the prior collection efforts by certain noteholders.

On June 13, 2011, the date of modification, the Company reduced the exercise price of all the PN Warrants to US$0.70 per warrant and increased the total number of PN Warrants from 495,000 to 1,355,357.

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and weighted average fair value of the original PN Warrant was estimated as US$0.02 per warrant at the date of modification using the Black- Scholes model together with the following assumptions:

Expected volatility	26%
Expected dividends	Nil
Expected life	1.5 years
Risk-free interest rate	1.59%

During the nine-month period ended September 30, 2011, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 years outstanding and exercisable as of September 30, 2011. While as of December 31, 2010, there were 495,000 PN Warrants with weighted average exercise price of US$1.92 and remaining life of 2 years outstanding.

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

On June 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,044,303. The loan is not subject to any interest. The loan is due and payable on June 3, 2012. The loan was fully paid by February 2011.

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

On August 24, 2010, Changda Fertilizer extended a loan contract with Bank of Weifang, New worker village Branch, for a loan in the amount of $458,008. The loan is due and payable on August 21, 2011. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.434% per annum. Interests should be paid monthly. The loan is guaranteed by Weifang Changda Chemicals Co., Ltd., our subsidiary. The loan was fully paid on August 23, 2011.

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $229,004. The loan is due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer.On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.  On October 27, 2011, the loan was extended until October 26, 2012.

On January 31, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with China Minsheng Banking Corp., Ltd and Shandong Liwei Touzi Youxian Gangsi, for a loan in the amount of $763,347. China Minsheng Banking Corp., Ltd is an agent, while Shandong Liwei Youxian Gongsi is the capital provider. The loan is due and payable on July 30, 2011. The executed interest rate is 19.2% per annum. Interest is payable on a monthly basis. The loan was fully paid on July 31, 2011.

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

On March 25, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $6,189,076. The note payable is due and payable on September 25, 2011. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $3,868,173. The note was paid on September 25, 2011.

On April 5, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,856,723. The loan is due and payable on December 15, 2011. The interest rate is 6.941% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Yinlin Guarant Co., Ltd.

On July 26, 2011, Changda Fertilizer entered into a loan contract with Zheshang Bank of China, for a loan in the amount of $1,718,266. The loan is due and payable on July 25, 2012. The interest rate is 6.56% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfa Ocean Chemical Industry Co., Ltd.

 On August 2, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Zhejiang Bank, Jinan Branch, for the note payable in the amount of $3,124,121. The note payable is due and payable on February 2, 2012. The note payable is secured by the bank deposit placed in Zhejiang Bank, Jinan Branch, with an amount of $3,124,121.

On September 27, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $3,905,152. The note payable is due and payable on March 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $1,562,061.

While we have interest bearing loans and notes payable in the aggregate principal amount of $16,948,000 which are due on or before March 31, 2012, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of September 30, 2011 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$206	$5	$10	$10	$181
Loans, Notes and Other Borrowings
Notes payable	$7,029	$7,029	$-	$-	$-
Shareholders’ loans	$1,140	$1,140	$-	$-	$-
Short-term interest-bearing borrowings	$9,919	$9,919	$-	$-	$-
Interest payable	$-	$-
Promissory notes	$-	$-	$-	$-	$-
Total Loans, Notes and Other Borrowings	$18,088	$18,088	$-	$-	$-

Total Contractual Obligations:	$18,294	$18,093	$10	$10	$181

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (ASC Topic 350):  Testing Goodwill for Impairment,” (“ASU 2011-08”) which simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment  tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company believes that the adoption of ASU 2011-08 will not have a material impact on the Company’s consolidated results of operation and financial condition.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2011 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Documentz*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*        The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)