Form 10-K
period 2011-12-31
Changda International Holdings, Inc.
filed 2012-04-16
CIK 1417624

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☑ Yes      ☐ No

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 ☐ Yes   ☑  No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2011 was approximately $5,097,217.14 (9,439,291shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.54 as quoted by OTC Bulletin Board on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 15, 2012, there are presently 20,509,123 shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1.                  Business.

Overview

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the fiscal year ended December 31, 2011, 78% of our revenues ($73 million) were derived from our fertilizer products and 22% of our revenues ($20 million) were derived from our chemical products.

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

Our products sold through our distributor, China Post Logistics (Shandong) Limited, a subsidiary of the China Postal Service, or China Post, under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are on substantially the same terms and expire on December 31, 2012.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are, they are renewed on terms less favorable to us, with any local branch of China Post will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

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

Our fertilizers sold under the “CHANGDA” and “FENGTAI WOSIDA” brands had sales volumes for the fiscal year ended December 31, 2011 of $17,539,000 and $55,924,000, respectively or 24% and 76% of our revenues for our fertilizer products, respectively.

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

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Dongying Branch, or China Post-Dongying Branch. Pursuant to such agreement, Changda Fertilizer authorized China Post-Dongying Branch to be the sales agent for its “FENGTAI WOSIDA” brand fertilizers in the Dongying region. Each order made by China Post-Dongying Branch shall be within 30,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. The authorization was valid through December 31, 2009. China Post-Dongying Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Dongying Branch fails to sell 70% of target sales for two consecutive quarters.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Weifang Branch, or China Post-Weifang Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Weifang Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Weifang region. Each order made by China Post-Weifang Branch shall be within 40,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. The authorization was valid through December 31, 2009. China Post-Weifang Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Weifang Branch fails to sell 70% of target sales for two consecutive quarters.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011. . On December 23, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 20, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Binzhou Branch, or China Post-Binzhou Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Binzhou Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Binzhou region. Each order made by China Post-Binzhou Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Binzhou Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Binzhou Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 24, 2010, the sales agent agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 20,000 tons. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Dezhou Branch, or China Post- Dezhou Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Dezhou Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Dezhou region. Each order made by China Post-Dezhou Branch shall be within 20,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Dezhou Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Dezhou Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laiwu Branch, or China Post- Laiwu Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laiwu Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laiwu region. Each order made by China Post-Laiwu Branch shall be within 30,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laiwu Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post- Laiwu Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 35,000 tons. On December 24, 2010, the sales agent agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 40,000 tons. On December 23, 2011, the sales agent agreement was renewed through December 31, 2012 on substantially the same terms except that the order quantity was decreased to 35,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laiyang Branch, or China Post- Laiyang Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laiyang Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laiyang region. Each order made by China Post-Laiyang Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laiyang Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Laiyang Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009 and December 24, 2010, the sales agency agreement was renewed through December 31, 2010 and December 31, 2011 respectively, on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 24, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laizhou Branch, or China Post- Laizhou Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laizhou Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laizhou region. Each order made by China Post- Laizhou Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laizhou Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Laizhou Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009 and December 24, 2010, the sales agency agreement was renewed through December 31, 2010 and December 31, 2011 respectively, on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 23, 2011 the sales agency agreement was renewed through December 31, 2012 on substantially the same terms except that the order quantity was increased to 20,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Rongcheng Branch, or China Post-Rongcheng Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Rongcheng Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Rongcheng region. Each order made by China Post-Rongcheng Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Rongcheng Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Rongcheng Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009.  On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 12,000 tons. On December 24, 2010, the sales agent agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Tai’an Branch, or China Post- Tai’an Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Tai’an Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Tai’an region. Each order made by China Post-Tai’an Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Tai’an Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Tai’an Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 12,000 tons. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012 on substantially the same terms except that the order quantity was increased to 20,000 tons.

On December 25, 2008, Changda Fertilizer entered into a sales agency agreement with China Post (Shandong), Laixi Branch, or China Post- Laixi Branch. Pursuant to this agreement, Changda Fertilizer authorized China Post-Laixi Branch to be the sales agent for its “FENGTAI WOSIDA” series of fertilizers in the Laixi region. Each order made by China Post-Laixi Branch shall be within 10,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. China Post-Laiwu Branch sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that China Post-Laixi Branch fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 21, 2009, the sales agency agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 24, 2010, the sales agency agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 20,000 tons. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012.

Distribution Agreement with Shandong RuiFuYuan Agricultural Materials Chains Co, Ltd.

On December 22, 2008, Changda Fertilizer entered into a distribution agreement with Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd., or RuiFuYuan. Pursuant to this agreement, Changda Fertilizer authorized RuiFuYuan to be the distributor for its “CHANGDA” series of fertilizer products in the Shandong province. Each order made by RuiFuYuan shall be within 30,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. RuiFuYuan sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that RuiFuYuan fails to sell 70% of target sales for two consecutive quarters.  The authorization was valid through December 31, 2009. On December 18, 2009, the sales agency agreement was renewed through December 31, 2010. On December 27, 2010, the distribution agreement was renewed through December 31, 2011. On December 23, 2011, the sales agency agreement was renewed through December 31, 2012 on substantially the same terms except that the order quantity was decreased to 25,000 tons.

Distribution Agreement with franchise–type distributors

On December 22, 2008, Changda Fertilizer entered into a distribution agreement with Anqiu distributor, or Anqiu. Pursuant to this agreement, Changda Fertilizer authorized Anqiu to be the distributor for its “CHANGDA” series of fertilizers in the Anqiu region. Each order made by Anqiu shall be within 5,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. Anqiu sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that Anqiu fails to sell 70% of target sales for two consecutive quarters.  On December 18, 2009, the distribution agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 10,000 tons. On December 25, 2010, the distribution agreement was renewed through December 31, 2011. On December 24, 2011, the sales agency agreement was renewed through December 31, 2012 on substantially the same terms except that the order quantity was increased to 15,000 tons.

On December 20, 2008, Changda Fertilizer entered into a distribution agreement with Changle distributor, or Changle. Pursuant to this agreement, Changda Fertilizer authorized Changle to be the distributor for its “CHANGDA” series of fertilizers in the Changle region. Each order made by Changle shall be within 5,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. Changle sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that Changle fails to sell 70% of target sales for two consecutive quarters.  On December 18, 2009, the distribution agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 10,000 tons. On December 25, 2010, the distribution agreement was renewed through December 31, 2011 on substantially the same terms except that the order quantity was increased to 15,000 tons. On December 24, 2011, the sales agency agreement was renewed through December 31, 2012.

On December 22, 2008, Changda Fertilizer entered into a distribution agreement with Gaomi distributor, or Gaomi. Pursuant to this agreement, Changda Fertilizer authorized Gaomi to be the distributor for its “CHANGDA” series of fertilizers in the Gaomi region. Each order made by Gaomi shall be within 5,000 tons, with the actual quantity allowed to fluctuate up or down by 5%. Gaomi sells the products in the market at a price decided by Changda Fertilizer. Changda Fertilizer may terminate the agreement in the event that Gaomi fails to sell 70% of target sales for two consecutive quarters.  On December 18, 2009, the distribution agreement was renewed through December 31, 2010 on substantially the same terms except that the order quantity was increased to 10,000 tons. On December 25, 2010, the distribution agreement was renewed through December 31, 2011. On December 24, 2011, the sales agency agreement was renewed through December 31, 2012 on substantially the same terms except that the order quantity was increased to 15,000 tons.

For the fiscal year ended December 31, 2011, the following distributors each accounted for over 10% of our total revenues related to our fertilizer products.
Ranking	Distributor Name	Amount (USD)	Percentage of sales
1	China Post (Shandong), Weifang Branch	$9,211,949	13%
2	China Post (Shandong), Laiwu Branch	$7,825,945	11%
3	China Post (Shangdong), Dongying Branch	$7,664,167	10%

 Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products.  During the fiscal year ended December 31, 2011, approximately 84% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.  The peak selling seasons for our chemical products have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The third quarter of the year is typically our slowest due to the low demand for our chemical products. During the fiscal year ended December 31, 2011, approximately 76% of our annual chemical sales volume occurred in the first, second, and third fiscal quarters. This unusual change in the chemical sales pattern was primarily a result of the substantial increase in the sales of the new flame retardant product during the first through the third quarters.  Total sales of the flame retardant product during fiscal year 2011 amounted to approximately $11,362,000, representing an increase of $5,771,000 compared to the total sales of the product during fiscal year 2010 amounting to approximately $5,591,000.

Materials

The key raw materials we use in the production of our fertilizers are urea, potassium sulphate, potassium chloride, ammonium sulphate, ammonium phosphate and potash. Our chemical fertilizer products are manufactured through chemical reactions occurring between different inorganic fertilizer materials so as to provide a balanced proportion of all nutrients. Our microbial organic-inorganic compound fertilizer products are manufactured from bacteria combined with inorganic and organic elements. Approximately 96% of the raw materials we use for our products are found domestically in the PRC with the remaining approximately 4% of our raw materials come from Canada and Russia. The raw materials sourced outside China are predominantly potassium chloride materials. Our payment terms with our suppliers vary from a credit period of up to 60 days to cash payments in advance.

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

Suppliers

For the fiscal year ended December 31, 2011, the following suppliers each accounted for over 10% of our total raw materials purchased related to our fertilizer products.
Ranking	Fertilizer Supplier Name	Amount (USD)	Percentage of Purchases
1	Haihua Potassium Sulfate Co., Ltd	$8,412,415	11%

 We purchase products from our suppliers on an “as needed” basis and we presently do not believe the loss of any one supplier will have an adverse effect on our business.

Facilities

Our fertilizer production facilities are located in Weifang and Heze, Shandong Province in the PRC, consisting of land parcels with a total site area of approximately 151,164 square meters. There are two production lines for the manufacture of chemical fertilizers, and two production lines for the manufacture of the microbial organic-inorganic compound fertilizers and slow-release compound fertilizers, with an aggregate annual capacity of 330,000 tonnes in 2011(tonnes is a metric measure of weight equivalent to 1,000 kilograms).

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

Our principal chemical products for the fiscal year ended December 31, 2011 were as follows: thiophene; snow-melting agents; calcium chloride; magnesium chloride; flame retardant; and isobutyl vinyl acetate.  For the fiscal year ended December 31, 2011, flame retardant, de-icing salt and calcium chloride represented 58%, 24%, and 7%, respectively, of our total chemical revenues of our chemical products.  The pricing of our chemical products is market-oriented based on the underlying commodity prices of raw materials.

Customers, sales and distribution

We mainly sell and distribute our snow melting agents and thiophene to industrial end-users through our sales team. Most of our snow melting agent products are sold to Japanese customers and in total made up 19%, and 13% of our sales for the years ended December 31, 2011 and 2010, respectively. We believe our wholly owned subsidiary Changda Chemical supplied approximately 6% and 6% of the snow melting agents demanded in Japan for the fiscal years ended December 31, 2011 and 2010, respectively.

Sales of flame retardant started to increase substantially starting the second quarter of 2011.   Thiophene was commercialized in the first half of 2008 and sales were not material. Domestic sales are settled in RMB while sales to Japan are settled in USD. Payment terms are usually by cash payment for sales to Japan. Payment terms for domestic sales are usually cash in advance of delivery, although a credit period of up to 90 days may be granted to repeat customers.

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

For the fiscal year ended December 31, 2011, the following customers each accounted for over 10% of our total revenues related to our chemical products.

Ranking	Chemical Product Customer Name	Amount (USD)	Percentage of sales
1	Only Chemical (Shanghai) Co., Ltd.	$4,497,113	23%
2	Seiwa,Japan	$2,784,970	14%

 We do not currently have any long-term contractual arrangements with our customers for our chemical products.

Materials

The principal raw materials in the chemical products include bromide, sodium chloride, calcium chloride, magnesium chloride and additives. For the fiscal years ended December 31, 2011 and 2010, use of sodium chloride, calcium chloride and magnesium chloride accounted for approximately 36% and 38%, respectively, of our total chemical product cost of sales. De-icing agents are manufactured by granulisation and drying of various chlorides and additives. Thiophenes are manufactured from the catalisation and distillation of butadiene and sulphur. Flame retardant are manufactured from bromide, carbon and hydrogen atoms.

Suppliers

For the fiscal year ended December 31, 2011, the following suppliers each accounted for over 10% of our total raw materials purchased related to our chemical products.

Ranking	Supplier Name	Amount (USD)	Percentage of Purchases
1	Only Chemical (Shanghai) Co., Ltd.	$3,914,406	25%
2	Dongjia International Ltd.	$2,947,052	18%

We purchase products from our suppliers on an as needed basis and we presently do not believe the loss of any one supplier will have an adverse effect on our business. At present, we purchase most of our principal raw materials locally. All of our suppliers are paid in RMB. Most of our suppliers do not allow a credit period.

Facilities

Our chemical production facilities are located in Shandong Province in the PRC and occupy a total site area of 69,278 square meters. Three production lines are utilized for the manufacture of snow melting agent products, while one production line is operated to produce thiophene and one production line is operated to produce our flame retardant. Total annual production capacity in 2011was 305,800 tonnes. Total annual production capacity in 2010 was 302,300 tonnes.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products.  During the fiscal year ended December 31, 2011, approximately 84% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters.  The peak selling seasons for our chemical products have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The third quarter of the year is typically our slowest due to the low demand for our chemical products. During the fiscal year ended December 31, 2011, approximately 76% of our annual chemical sales volume occurred in the first, second, and third fiscal quarters.  This unusual change in the chemical sales pattern was primarily a result of the substantial increase in the sales of the new flame retardant product during the first through the third quarters.  Total sales of the flame retardant product during fiscal year 2011 amounted to approximately $11,362,000, representing an increase of $5,771,000 compared to the total sales of the product during fiscal year 2010 amounting to approximately $5,591,000.

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

 According to the IFA Industry Outlook 2011-2015* dated May 2011, after the 7% decline in 2008/09, global fertilizer consumptions started to recover (+5.4%) in 2009/10 reaching 163.9 Mt nutrients. The largest increases in volume are seen in Latin America, East Asia, North America and South Asia. Demand for nitrogen and phosphorous fertilizers are seen as growing modestly in China. Demand for potassium fertilizers is projected to increase sharply, particularly in China, Indonesia and Malaysia.

Global Fertilizer Consumption (million metric tonnes nutrients)

Year	Nitrogen	Phosphorous	Potassium	Total
2008-2009	98.4	33.6	23.3	155.4
2009-2010	101.6	38.3	24.0	163.9
2010-2011 (estimated)	103.7	40.9	27.5	172.1
2011-2012 (forecast))	105.6	41.7	29.0	176.4
2015-2016 (forecast)	112.1	44.0	32.2	188.3

Source: IFA, May 2011, 79th Annual Conference, Montreal, Canada*

According to the May 2011 forecast of the IFA Industry Outlook 2011-2015*, global fertilizer demand is projected to expand at an average annual rate of 2.4% between 2010 and 2015.World fertilizer consumption is projected to be close to 190 Mt nutrients in 2015. The strength of this growth rate exceeds the historical growth rate of the past decade, which was 2.2% per annum.

PRC Fertilizer Industry

Growing Agricultural Industry in the PRC

According to the CIA World Factbook, the PRC is one of the fastest growing economies in the world and primary industry (farming, forestry, animal husbandry, sideline production and fishery) accounts for over 10% of the PRC’s total gross domestic product.  The agricultural sector employs 36.7% of the country’s total labor force.

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

 In addition, the 11th Five-Year Plan for National Agricultural & Rural Economic Development, promulgated in August 2006, establishes a goal of an annual 0.65 percent increase in comprehensive grain productive capacity over five years, assuming an annual 0.18 percent decrease in planted grain acreage. The allowance for the agricultural industry reached RMB 63.8 billion in 2008, representing an increase of 131 percent over 2007. The PRC Government has declared that it will strive to double the income of Chinese farmers by 2020 from the 2008 level and elevate the nation’s agricultural productivity to a higher level. The 11th Five-Year Plan for Fertilizer Industry, issued by the PRC’s National Development and Reform Commission in October 2006, indicates that the nation’s fertilizer production should reach 60 million tonnes by 2010, which represents an approximately 25 percent growth above the production in 2004. Management believes that these policies will lead to a sustained demand for each type of fertilizer.

The PRC Chemical Industry

According to the China Petrochemical and Chemical Industry Federation (CPCIF), the industry’s output value for 2010 was RMB 5.23 trillion, 32.6 percent above the previous year. For the first time, this figure exceeds that of the United States (USD 734 billion, or approximately RMB 4.7 trillion). Total output dwarfed that of Japan (USD 314.9 billion) and India (USD 89.1 billion). This indicates how the market rebounded strongly from the financial crisis of 2008–2009, which was felt less acutely than elsewhere. Specialty and fine chemicals represent an increasing share in economic growth and are important ingredients in China’s efforts to upgrade its industrial value chains. This chemicals segment contributed revenue of USD 189.3 billion in 2010 (SOURCE: KPMG Report Chemical Industry China: New Forces Driving Change)

Despite this growth however, the PRC has a net chemical trade deficit and remains heavily dependent on imported raw materials, which have over recent years been affected by upward price trends in the world market caused by heavy global demand for raw materials, petroleum and other input.

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

Strong distribution channel anchored by an exclusive distribution agreement with China Post

Our sales are primarily in Shandong Province, one of the major agricultural provinces in the PRC, and overseas to Japan. We believe we supplied approximately 6% and 6% of snow melting agents used in Japan in 2011 and 2010, respectively.  We have established a broad distribution network, including four exclusive distribution centers in Shandong Province, and an exclusive distribution agreement with China Post, which has a broad network of 80,000 distribution centers in 18 cities in Shandong Province. We are able to obtain information on the identity of end-users, so as to establish on-going and direct business relationships with them, providing technical training and after-sales services. Training seminars are also conducted on a regular basis for end-users, to familiarize them with our products and promote brand presence and enhance market value.

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

Fertilizer sector receives significant support from the PRC government

In accordance with the 11th Five-Year plan and the building of a new socialist countryside program, the PRC government has expressed strong support for the agricultural industry, declaring that farmers’ incomes should double from the 2008 level by 2020 and that agricultural productivity should increase. The PRC Government has also expressed support for the fertilizer industry in particular. We believe that these policies will lead to a sustained demand for fertilizers.

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

Company Business	Patent Description	Patent registration No.		Status	Date of patent filed/issued
Fertilizer	High silicon compound fertilizer product and its Production Process	200710110812.1		Filed	June 11, 2007
	Sprout and Article Formation Production Process for Compound Fertilizer	200610043439.8		Granted	December 12, 2007
	An Organic-Compound Fertilizer and its Production Process	200810007504.0		Filed	February 26, 2008
	Intelligent Sulfur Film Coating for Large Granular Urea or Granular Compound Fertilizers	200710195664.8		Granted	January 5, 2011
	A Soil Conditioner Containing Nitrogen and Phosphor	200810007850.9		Filed	February 26, 2008
	A Social Conditioner and its Production Process	200810007503.6		Filed	February 26, 2008
	Resin capsule fertilizer and technology (1)	200810126410.5		Filed	June 26, 2008
	Resin capsule fertilizer coating	200810126411.	X	Filed	June 26, 2008
Chemical	Treatment method of a Sulphur contained Tar Waste produced in Manufacture Process for Thiophene (1)	200710195665.2		Filed	December 5, 2007
	Anti Freeze Combination and its Production Process	200610043440.0		Granted	December 25, 2007

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

In 2011, we spent approximately $19,923 on research and development, or approximately 0.02% of our annual revenue.

	Amount	Percentage of annual revenue
Changda Fertilizer	$17,865	0.018%
Changda Chemical	$2,059	0.002%

In 2010, we spent approximately $58,483 on research and development, or approximately 0.07% of our annual revenue.

	Amount	Percentage of annual revenue
Changda Fertilizer	$54,352	0.06%
Changda Chemical	$4,131	0.01%

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

Our Corporate Structure

Our current corporate structure is set forth below:

Operations and Employees

Our major production facilities and sales offices are located in Weifang, Shandong Province in the PRC. As of April 12, 2012, we employed approximately190 employees, including our executive officers. Most of the employees work in Shandong Province.  The breakdown of the employees by function is as follows:

	Changda Fertilizer	Changda Chemical	Changda International	Total
Directors	0	0	5	5
Management and administration	6	7	4	17
Finance and Accounting	12	5	-	17
Sales and marketing	15	8	-	23
Product Development	7	7	-	14
Production	51	50	-	101
Quality Control	6	7	-	13
Total	97	84	9	190

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

Fertilizer Registration
Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC. We have received formal fertilizer registration certificates for the following:

Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
Lunongfei (2005) zhunzi 2116	Changda	Compound Fertilizer	N+P2O5+K2O≥48% (16-16-16)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2117	Changda	Compound Fertilizer	N+P2O5+K2O≥48% (13-20-15)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2118	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2119	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (24-8-8)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2120	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (20-10-10)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2121	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (18-9-18)	June 10, 2005	June 2015
Lunongfei (2005) zhunzi 2122	Changda	Compound Fertilizer	N+K2O≥32% (24-0-8)	June 10, 2005	June 2015
Lunongfei (2008) zhunzi 5474	Changda	Compound Fertilizer	N+P2O5+K2O≥40% (16-8-16)	November 5, 2008	November 2013
Lunongfei (2009) zhunzi 5845	Changda	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	May 23, 2009	May 2014
Lunongfei (2009) zhunzi 6608	Changda	Compound Fertilizer	N+P2O5+K2O≥30% (15-6-9)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6609	Changda	Compound Fertilizer	N+P2O5+K2O≥32% (15-5-12)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6635	Changda	M-O Compound Fertilzier	N+P2O5+K2O≥30% (15-7-8)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6636	Changda	M-O Compound Fertilzier	N+P2O5+K2O≥25% (12-5-8)	August 23, 2009	August 2014
Lunongfei (2006) zhunzi 2924	Fengtai Wosida	Compound Fertilizer	N+ K2O≥30% (20-0-10)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 2925	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥40% (15-10-15)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 2926	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥45% (15-15-15)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 2927	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥51% (17-17-17)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 2928	Fengtai Wosida	Compound Fertilizer	N+ P2O5+K2O≥40% (24-8-8)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 2929	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-15-15)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 3081	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥48% (16-16-16)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 3082	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (18-9-18)	September 12, 2006	September 2011 (1)
Lunongfei (2006) zhunzi 3125	Fengtai Wosida	Water Flush Fertilizer	N+K2O≥30% (10-0-20)	October 25, 2006	October 2011 (1)
Lunongfei (2006) zhunzi 3126	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥15% (7-2-6)	October 25, 2006	October 2011 (1)
Lunongfei (2007) zhunzi 3459	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥54% (18-18-18)	April 16, 2007	April 2012
Lunongfei (2007) zhunzi 3460	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥51% (28-13-10)	April 16, 2007	April 2012
Lunongfei (2007) zhunzi 3523	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-20-10)	May 15, 2007	May 2012
Lunongfei (2007) zhunzi 3524	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥40% (18-12-10)	May 15, 2007	May 2012
Lunongfei (2007) zhunzi 3728	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (12-23-10)	July 18, 2007	July 2012
Lunongfei (2007) zhunzi 3729	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (15-22-8)	July 18, 2007	July 2012
Lunongfei (2007) zhunzi 3730	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥45% (12-18-15)	July 18, 2007	July 2012
Lunongfei (2008) zhunzi 5467	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥40% (16-8-16)	November 5, 2008	November 2013
Lunongfei (2009) zhunzi 6553	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥32% (15-5-12)	August 23, 2009	August 2014
Lunongfei (2009) zhunzi 6554	Fengtai Wosida	Compound Fertilizer	N+P2O5+K2O≥30% (15-6-9)	August 23, 2009	August 2014

(1) We have applied to extend the registration of these fertilizers with the Ministry of Agriculture in the PRC. As of the date of this Annual Report on Form 10-K, we have not received formal fertilizer registration certificates from the Ministry of Agriculture.

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

Our Offices

Our principal business office is located at 10 th Floor, Chenhong Building, No. 301East Dong Feng Street, Weifang, Peoples Republic of China and our telephone number is +86 536 851 3228. Our website address is http://www.changdastock.com . You can find on our website, free of charge, our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  Information contained on our website or any other website does not constitute part of this annual report on Form 10-K.

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

In December 2007, we entered into a five year distribution agreement with China Post which authorizes China Post to be the exclusive distributor of our “FENGTAI WOSIDA” series of fertilizer in the Shandong Province in the PRC.  We have also entered into one year sales agency agreements with various branches of China Post for the sale of our “FENGTAI WOSIDA” series of fertilizer in various regions of the Shandong Province. For the fiscal years ended December 31, 2011 and 2010, sales through China Post and its branch offices accounted for approximately 76% and 75% of our total sales, respectively.  If there is any disruption in our business relationship with China Post and we fail to secure new distributors with a similar sales network in the PRC, our operations and revenues would be adversely affected. Although we believe that our relationship with China Post is good, we have no long-term distribution agreement with them and they could terminate their relationship with us in favor of competitors with increased production capabilities or offering lower prices or other favorable terms. If China Post reduces their orders or discontinues doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on China Post could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payments and/or failure to pay by China Post would negatively affect our cash flow.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We currently do not have any long-term contracts with our customers for our chemical products.  We have been dependent in each year on a small number of customers who generate a significant portion of our business related to our chemical products, and these customers have changed from year to year.  For the fiscal year ended December 31, 2011, 2 customers accounted for approximately 37% of our total revenues related to our chemical products, 23% and 14%, were attributable to Only Chemical(Shanghai) and Seiwa Japan, respectively.  For the fiscal year ended December 31, 2010, five customers accounted for approximately 61% of our total revenues related to our chemical products, 25%, 16%, 10% were attributable to Only Chemical (Shanghai) Co., Ltd, Weifang Tengyue Trading Co., Ltd. and Seiwa Fertilizer Ind. Co., Ltd, respectively.  We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Because we may require additional financing, our failure to obtain necessary financing may impair our operations.

As of December 31, 2011, we had working capital of approximately $15,147,000. The completion of our Heze fertilizer plant and the Changda Fertilizer warehouse will require additional financing. To the extent we need to raise additional capital, the failure to obtain the necessary financing could affect both our cash flows and our ability to operate profitably. We cannot assure you that our existing sources of capital will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts and to develop our business. Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss.

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

Changda Chemical leases a parcel of land with an area of approximately 22,500 square meters from Xinxing Village Villagers’ Committee, or Committee. Changda Chemical has built manufacturing facilities on the land leased from the Committee. The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to halt all operations on our chemical products without entitlement to any compensation and incur additional costs relating to any relocation and/or building of a new facility to manufacture our chemical products.  If we are forced to halt the production of our chemical products, our revenues and financial position may be adversely effected since our chemical products accounted for approximately 21% of our revenues for the fiscal year ended December 31, 2011.  Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the construction built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.8 million, approximately U.S. $872,701 through December 31, 2011).

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

We expect continued volatility and uncertainty in prices for raw materials. We have not entered into any long-term supply contracts with suppliers of major raw materials and cannot guarantee that we will be able to pass any future increases in raw material purchase prices on to consumers.  Under the influence of volatility in the price of raw materials, the stabilization and increase in the price starting the second quarter of 2010 and economic circumstance, the average sales price of our best-selling fertilizer products increased approximately 17.4% for the fiscal year ended December 31, 2011 as compared to those for the fiscal year ended December 31, 2010. However, the closing of a an old plant temporarily reduced our production volume, resulting in a decrease in our sales revenue and net revenues for the fiscal year ended December 31, 2011 by $1,432,00 and $2,284,000, respectively, as compared to the fiscal year ended December 31, 2010.  In December 2009, management decided that, in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers and entered into agreements with said suppliers at contracted prices.  This will enable us to maintain our gross profit ratio despite the likelihood of an increase in the price of raw materials.   The final delivery of raw materials and payment under these contracts were made in May 2010. In 2010 and 2011, we continued to make prepayment deposits for raw materials as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.   In the event that there is a significant shortage or change in the purchase price of raw materials in the future and we are unable to transfer resulting cost increases to our customers, our business operations and profitability may be adversely affected.

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

Our compound annual growth rate, or CAGR, of sales revenue from 2007 to 2011 was approximately 19.5%, and our CAGR of net income was approximately 1.09%during this same period.

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

Our sales volumes and revenues are derived from two main product lines, fertilizer and chemical products. In the normal course of business, we are exposed to fluctuations in supply and demand and the prices of our products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, and supply and demand imbalances. In addition, prices of our fertilizer products also depend on weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and  fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for fertilizer.  During the fiscal year ended December 31, 2011, approximately 84% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters. We cannot guarantee that our prices will remain at recent or current levels or that they will increase in the future.

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

As of December 31, 2011, we had a total of approximately 190 employees and skilled labor working in our offices and production facilities in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected.

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

Changda Chemical enjoys a tax concession of fifteen percent (15%) from the enterprise income tax for the years 2008 to 2010. Shandong Fengtai Fertilizer had a tax concession with full exemption from enterprise income tax for the years 2008 to 2009, and will have a fifty percent exemption from the enterprise income tax for the years 2010 to 2012. All fertilizer production companies enjoy a tax concession from the value added tax. Accordingly, any loss or refusal of an extension for these preferential tax treatments could increase our tax expenditures in the future and could have an adverse effect on our business, operations or financial conditions.

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

For the fiscal years ended December 31, 2011 and 2010, 93% and 96% of our total sales were derived from the PRC market, respectively.   We expect that domestic sales will continue to account for a significant portion of our total sales. If there is any material adverse change in political, economic or legal conditions in the PRC market, our sales and profitability may be adversely affected.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Our common stock has historically been thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

Our common stock is currently traded on the Over-the-Counter Bulletin Board.  On April 13, 2012, the last reported market price of our common stock on the Over-the-Counter Bulletin Board was $0.42 The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

Land Lease Issues

We are also party to a land rental agreement, dated January 1, 2008 by and between Changda Chemical and the Committee for 22,500 sq. meters (242,188 sq. feet) of space located at Xinxing Village, Binhai Economic Development Zone, Weifang pursuant to which have agreed to rent the property for 50 year term at a price of RMB 33,750 per year. The Committee does not have the right to lease the land to Changda Chemical because the land is collectively-owned land for agricultural purposes and therefore is not permitted to be leased for industrial purposes. Although we have received written certifications from the local authority that Changda Chemical has attended to all relevant procedures using the land and that the land is, according to the municipal planning authority, intended for industrial purposes, the lease may be deemed invalid under PRC law. If the lease is terminated or invalidated, we may be forced to seek alternative premises, without entitlement to any compensation and incur additional costs relating to such relocations. Moreover, Changda Chemical may also be subject to fines of 5 to 10% of the cost of the constructions built by Changda Chemical on the land without first obtaining construction approvals (construction costs were approximately RMB 5.8m, approximately U.S. $872,701 through December 31, 2011).   According to the Confirmation Letter issued by the Bihai Economic Development Zone Branch of the Weifang Bureau of Land and Resources, the land where Changda Chemical is located is under the process of acquisition by the local government.  Upon the land being turned into state-owned property, Changda Chemical may obtain the Land Use Right via the legal land granting procedure.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ended	High ($)	Low ($)
First Quarter 2010	3.50	2.00
Second Quarter 2010	2.48	0.61
Third Quarter 2010	0.80	0.40
Fourth Quarter 2010	1.15	0.42
First Quarter 2011	1.20	0.41
Second Quarter 2011	1.01	0.40
Third Quarter 2011	0.58	0.24
Fourth Quarter 2011	0.45	0.15

The closing price of our common stock on the OTC Bulletin Board on April 13, 2012 was $0.42.

Number of Stockholders

As of April 15, 2012, there were approximately 284 holders of record of our common stock.

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

Equity Compensation Information

        The following table summarizes information about our equity compensation plans as of December 31, 2011.

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

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of flame retardant and snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the year ended December 31, 2011,  79% of our revenues ($73.5 million) were derived from our fertilizer products and 21% of our revenues ($19.7 million) were derived from our chemical products.

In accordance with ASC Topic 280, Segment Reporting and based on the nature of revenue, we are organized into two business segments, consisting of (i) fertilizer products and (ii) chemical products, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

Product Pricing

Our products that account for a substantial amount of our sales are fertilizers and the flame retardant chemical product.  The establishment of the sales price of these products are influenced primarily by the cost of the raw materials, economic conditions which affect the price and demand for agricultural products, China’s export tariffs which impact the price of products domestically, and weather conditions.

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased. Average sales prices of fertilizers increased during the  fiscal year 2011 compared to those during the  fiscal year 2010.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products.   During the fiscal year ended December 31, 2011, approximately 84% of our annual fertilizer sales volume occurred in the first, second and fourth fiscal quarters. The peak selling seasons for our chemical products have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The third quarter of the year is typically our slowest due to the low demand for our chemical products.  During the fiscal year ended December 31, 2011, approximately 76% of our annual chemical sales volume occurred in the first, second, and third fiscal quarters.  This unusual change in the chemical sales pattern was primarily a result of the substantial increase in the sales of the new flame retardant product during the first through the third quarters.  Total sales of the flame retardant product during fiscal year 2011 amounted to approximately $11,362,000 representing an increase of $5,771,000 compared to the total sales of the product during fiscal year 2010 amounting to approximately $5,591,000.

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

Our products sold through our distributor, China Post under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are substantially on the same terms and expire on December 31, 2012.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are renewed on terms less favorable to us with any local branch of China Post, will limit our ability to distribute our product within the Shandong Province and could result have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

For the year ended December 31, 2011, our top ten selling fertilizers were as follows:
Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty Fertilizer	S-Compound	14,396,267	20%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	9,350,020	13%
3	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	6,535,798	9%
4	New Compound Chat (release) 24-8-8	Slow Compound	6,432,187	9%
5	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	6,114,690	8%
6	New fertilizer (slow release) 18-9-18	Slow Compound	5,888,604	8%
7	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	5,037,592	7%
8	S 15-15-15	S-Compound	4,989,065	7%
9	New fertilizer (slow release) 16-8-16	Slow Compound	4,450,082	6%
10	Chlorine 24-8-8	Cl Compound	3,675,332	5%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the year ended December 31, 2011 of approximately $55,924,000 and $17,539,000, respectively or 76% and 24% of our revenues.

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

Our chemical products, which had the highest sales volumes for the year ended December 31, 2011, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	11,361,575	58%
2	Deicing Salt	4,806,813	24%
3	Calcium Chloride	1,414,609	7%
4	Thiophene	951,927	5%

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

Results of Operations

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

The following tables set forth our summary statement of operations data for the fiscal years ended December 31, 2011 and 2010, and our summary balance sheet as of December 31, 2011 and 2010. Our statement of operations and balance sheet data for the fiscal years ended December 31, 2011 and 2010 were derived from our audited consolidated financial statements included elsewhere in this annual report. The results indicated below and elsewhere in this annual report are not necessarily indicative of our future performance. You should read this information together with our audited consolidated financial statements and related notes and elsewhere in this annual report.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
	Fiscal Year Ended
Selected Balance Sheet Data	December 31,
	2011	2010
Balance Sheet Information:	US$'000
Working capital	$15,147	$16,288
Total assets	69,637	54,411
Total liabilities	28,686	19,476
Additional Paid-In Capital	7,240	6,499
Accumulated Profit	27,181	23,022
Stockholders’ equity	40,951	34,935

	Fiscal Year Ended
Selected Statement of Operations Data:	December 31,
	2011	2010
	US$'000
INCOME
Operating revenues
Chemical	19,755	15,614
Fertilizer	73,463	74,895
Total	$93,218	$90,509

COST OF SALES
Chemical	15,681	11,912
Fertilizer	64,191	63,339
Total	$79,872	$75,251

GROSS PROFIT
Chemical	4,074	3,702
Fertilizer	9,272	11,556
Total	$13,346	$15,258

OPERATING EXPENSES
Administrative expenses	6,390	5,770
Finance expense	942	1,098
Other expenses (income)	(31)	(30)
Total Operating Expenses	$7,301	$6,838

TAX	2,165	2,070

NET INCOME	$3,880	$6,350

Operating Revenues

Revenues for the year ended December 31, 2011 of approximately $93,218,000, increased approximately $2,709,000 or 3% from $90,509,000 for the year ended December 31, 2010. Chemical sales volume for the year ended December 31, 2011 totaled approximately 75,341 tonnes, representing a decrease of approximately 10,113 tonnes from sales volume of approximately 85,454 tonnes for the year ended December 31, 2010.  The sales volume of de-icing salt, other salts, and calcium chloride during 2011 decreased compared to 2010 as the demand for these products were higher in 2010 when China experienced a harsh winter season. Despite the decrease in the volume of sales of chemical products, sales revenue increased approximately $4,141,000 or 27% primarily due to the increase in the sales volume and sales price of the new flame retardant product for the fiscal year ended December 31, 2011 concurrent with the increase in the sales price of the major chemical products such as flame retardant, thiophene, and calcium chloride. Fertilizer sales volume for the year ended December 31, 2011 of approximately 200,728 tonnes decreased approximately 25,603 tonnes compared to the sales volume of approximately 226,331 tonnes for the year ended December 31, 2010.  Sales of fertilizer products decreased by approximately $1,432,000 or 2% due primarily to the decrease in the sales volume resulting from the deregistration of a subsidiary whose tax incentives expired and the reduction in total production capacity due to the closing of the old plant, partially offset by the increase in average sales price of the best-selling fertilizer products during the fiscal year ended December 31, 2011 by approximately 17.4%.

Cost of Sales

Total cost of sales for the year ended December 31, 2011 was approximately $79,872,000 or 86% of operating revenues compared to approximately $75,251,000 or 83% of operating revenues for the year ended December 31, 2010.  Chemical products cost of sales for the year ended December 31, 2011 was approximately $15,681,000 or 79% of chemical operating revenues.  Chemical products cost of sales for the year ended December 31, 2010 was approximately $11,912,000 or 76% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $3,769,000 resulted from the increase in the cost of production related to the Company’s new flame retardant product, partially offset by the decrease in sales volume.  Fertilizer products cost of sales for the year ended December 31, 2011 was approximately $64,191,000 or 87% of fertilizer operating revenues. Fertilizer products cost of sales for the year ended December 31, 2010 was approximately $63,339,000 or 85% of fertilizer operating revenues.  The increase in cost of sales of fertilizer products of approximately $852,000 resulted from the increase in the cost of the major raw materials used in production, partially offset by the decrease in sales volume.

Gross Profit

Total gross profit for the year ended December 31, 2011 was approximately $13,346,000 or 14% of operating revenues compared to approximately $15,258,000 or 17% of operating revenues for the year ended December 31, 2010. Chemical products gross profit for the year ended December 31, 2011 was approximately $4,074,000 or 21% of chemical operating revenues.  Chemical products gross profit for the year ended December 31, 2010 was approximately $3,702,000 or 24% of chemical operating revenues.  The increase in the gross profit from the sales of chemical products of approximately $372,000 resulted mainly from the increase in sales volume and sales price of the Company’s new flame retardant product offset by the increase in the cost of production related to the  flame retardant product.  Fertilizer products gross profit for the year ended December 31, 2011 was approximately $9,272,000 or 13% of fertilizer operating revenue.  Fertilizer products gross profit for the year ended December 31, 2010 was approximately $11,556,000 or 15% of fertilizer operating revenue.  The decrease in the gross profit of fertilizer products of approximately $2,284,000 resulted mainly from the decrease in sales volume, offset by the increase in the average sales price of the best-selling fertilizer products during the fiscal year ended December 31, 2011 by approximately 17.4%.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $6,390,000, or 7% of operating revenues for the year ended December 31, 2011 as compared to approximately $5,770,000, or 6% of operating revenues for the year ended December 31, 2010. The increase in operating expenses between the two periods is primarily due to the write off of old plant and equipment ,  write off of preoperating expenses  pertinent to the new Heze plant and the provision for slow-moving inventory items.

Income Taxes

The Company is subject to effective tax rates of 36% and 25% for the years ended December 31, 2011 and 2010, respectively. The income tax expense was approximately $2,165,000 for the year ended December 31, 2011 and approximately $2,070,000 for same period in 2010.

Net Income

Our net income of approximately $3,880,000 for the year ended December 31, 2011 decreased from approximately $6,350,000 for the year ended December 31, 2010. The decrease in net income was largely due to the increase in cost of goods sold and the resulting decrease in  gross profit as well as the increase in operating expenses. Net income as a percentage of operating revenues approximated 4% and 7% for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2011 and 2010 amounted to approximately $4,431,000 and $8,161,000, respectively.  The decrease of approximately $3,730,000 was primarily due to the decrease in net income and increase in inventories.

In 2009, the price of the key raw materials necessary for the manufacturing of our fertilizers, namely urea and potassium, had started to recover although the markets had become more volatile.  Management decided that in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers in December 2009 and entered into agreements with said suppliers at contracted prices with prepayment deposit for substantial delivery of the materials during the first quarter of 2010.  This option would enable us to maintain our gross profit ratio despite the likelihood of an increase in the price of raw materials.  Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the second quarter of 2010, which is considered a planting season.  Through 2011, we continued to make prepayment deposits for raw materials as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.

Investment Activities

Net cash used for investment activities for the years ended December 31, 2011 and 2010 amounted to approximately $13,885,000 and $2,913,000, respectively.  This increase of approximately $10,972,000 was mainly due to the increase in acquisition of fixed assets and in the allotment of restricted cash in 2011.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2011 and 2010 amounted to approximately $12,564,000 and $1,756,000, respectively.  This represents an increase of approximately $10,808,000 which was primarily due to the net increase in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and a fertilizer warehouse. We have already invested a total of $9,877,000 into our Heze plant and $1,843,000 into our fertilizer warehouse through December 31, 2011. However, an additional $4,083,000 is needed to complete the Heze plant construction, and an additional $1,037,000 is needed to complete the fertilizer warehouse.

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

The funds for the repayments made on Februrary 18, 2011 and February 25, 2011 were provided to the Company by Allhomely. On February 28, 2011, the Company and Allhomely entered into a subsription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of the Company's common stock for the $600,000 of funds provided, which is per share purchase price of $0.77 per share, which was the closing price of the Company's common stock as quoted on the Over-the Counter Bulletin Board on February 28, 2011. The shares were issued pursuant to an  exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

During the year ended December 31, 2011, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 years outstanding and exercisable as of December 31, 2011. While as of December 31, 2010, there were 495,000 PN Warrants with weighted average exercise price of US$1.92 and remaining life of 2 years outstanding.

On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured interest free loan in the amount of $314,233. The loan is not subject to any interest. The loan is payable on demand.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,053,388. The loan was due and payable on March 8, 2011. The interest rate is 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On March 14, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $3,142,333 until March 13, 2012. The executed interest rate is 8.484% per annum.  This loan was fully paid on March 11, 2012.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $610,678. The loan was due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical. On March 30, 2011, we entered into an agreement with Bank of Weifang New Worker Village Branch to extend the loan in the amount of $628,466 on the same terms until March 21, 2012, while the executed interest rate is 8.484% per annum. This loan was fully paid on March 20, 2012.

On June 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,044,303. The loan is not subject to any interest. The loan is due and payable on June 3, 2012. The loan was fully paid by February 2011.

On July 26, 2010, Changda Chemicals entered into a loan contract with China Minsheng Banking Corp., Ltd., for a loan in the amount of $2,290,041. The loan was due and payable on July 26, 2011. The interest rate equals 20% more than the Benchmark Lending Rate issued by the China Central Bank and is adjusted every month, with an executed interest rate of 6.372% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Chemicals Co., Ltd., our subsidiary and is guaranteed by Weifang Changda Fertilizer Co., Ltd., our subsidiary. This loan was fully paid on July 26, 2011.

On January 5, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $687,012. The loan was due and payable on April 4, 2011. The interest rate is 8.114% per annum. Interest is payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Seiwa Fertilizer Ind. Co., Ltd, one of our customers.  This loan was fully paid on April 4, 2011.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan was due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $763,347. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum. On March 2, 2011, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan in the amount of $785,583 until March 2, 2012.  The interest rate is 30% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.878% per annum. This loan was fully paid on March 1, 2012.

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

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $229,004. The loan was due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer. On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.  On October 27, 2011, the loan in the amount of $235,675 was further extended until October 25, 2012.

On January 31, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with China Minsheng Banking Corp., Ltd and Shandong Liwei Touzi Youxian Gangsi, for a loan in the amount of $763,347. China Minsheng Banking Corp., Ltd is an agent, while Shandong Liwei Youxian Gongsi is the capital provider. The loan was due and payable on July 30, 2011. The executed interest rate is 19.2% per annum. Interest is payable on a monthly basis. The loan was fully paid on July 31, 2011.

On March 23, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, for a loan in the amount of $1,571,166. The loan is due and payable on March 22, 2012. The interest rate is 10% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate of 6.666% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Food Company Limited, Changda Chemical, and Qingran Zhu.  This loan was fully paid on March 21, 2012.

On March 25, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $6,189,076. The note payable was due and payable on September 25, 2011. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $3,868,173. The note was paid on September 25, 2011.

On April 5, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,856,723. The loan was due and payable on December 15, 2011. The interest rate is 6.941% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Yinlin Guarant Co., Ltd. This loan was fully paid on December 15, 2011.

On July 26, 2011, Changda Fertilizer entered into a loan contract with Zheshang Bank of China, Jinan Branch, for a loan in the amount of $1,718,283. The loan is due and payable on July 25, 2012. The interest rate is 6.56% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfa Ocean Chemical Industry Co., Ltd. The Chairman and CEO of Changda Fertilizer also signed a personal guarantee for this loan.

On August 2, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Zhejiang Bank of China, Jinan Branch, for the note payable in the amount of $3,142,332. The note payable was due and payable on February 2, 2012. The note payable is secured by the bank deposit placed in Zhejiang Bank, Jinan Branch, with an amount of $3,142,332. This loan was fully paid on February 3, 2012.

On September 26, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $3,927,915. The note payable was due and payable on March 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $1,571,166. This loan was fully paid on March 25, 2012.

On October 9, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,571,166.  The loan is guaranteed by the land use right and factory building of Changda Chemical.  The loan is due and payable on October 9, 2012. The interest rate is 7.22% per annum. Interest is payable on a monthly basis.

On October 20, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $785,583.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 19, 2012.  The interest rate is 9.184% per annum.  Interest is payable on a monthly basis.

On October 24, 2011, Weifang Changda Chemical Co., Ltd. entered into a Bank’s acceptance bill contract with Bank of Weifang, New Worker Village Branch, for the note payable in the amount of $785,583.  The note payable is secured by the $785,583 cash deposited with Bank of Weifang, New Worker Village Branch.  This loan is due and payable on April 24, 2012.

On October 25, 2011, , Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $785,583.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 24, 2012.  The interest rate is 9.184% per annum.  Interest is payable on a monthly basis.

On October 28, 2011,  Changda Chemicals entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $628,466.  The loan is guaranteed by sales contracts with third parties valued at approximately $1,038,000.  The loan was due and payable on January 8, 2012.  The interest rate is 9.184% per annum.  Interest is payable on a monthly basis. This loan was fully paid on January 18, 2012.

On December 22, 2011, Weifang Changda Chemical Co., Ltd. entered into a Bank’s acceptance bill contract with China Minsheng Banking Corp., Ltd., Weifang Branch, for the note payable in the amount of $942,700.  The note payable is secured by the $471,350 cash deposited with China Minsheng Banking Corp., Ltd., Weifang Branch.  This loan is due and payable on June 22, 2012.

While we have interest bearing loans and notes payable in the aggregate principal amount of $20,660,000 which are due on or before October 25, 2012, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of December 31, 2011 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$218	$7	$17	$10	$184
Loans, Notes and Other Borrowings
Notes payable	$8,798	$8,798	$-	$-	$-
Shareholders’ loans	$1,146	$1,146	$-	$-	$-
Short-term interest-bearing borrowings	$11,862	$11,862	$-	$-	$-
Total Loans, Notes and Other Borrowings	$21,806	$21,806	$-	$-	$-

Total Contractual Obligations:	$22,024	$21,813	$17	$10	$184

  Off-balance Sheet Arrangements

    Other than those disclosed, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”)”.  ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted.  The Company believes that the adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated results of operation and financial condition.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended December 31, 2011 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.                    Other Information.

None.

PART III

Item 10.                Directors , Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of April 15, 2012.  Each member of the Board of Directors serves for a term of one year, or until his or her successor has been duly elected and has been qualified. Each of our officers serve until they are replaced by the Board of Directors.

Name	Age	Position
QingRan Zhu	52	Chief Executive Officer and Director
Leodegario Quinto Camacho	59	Chief Financial Officer
Jan Pannemann	40	Executive Vice President
HuaRan Zhu	59	General Manager – Changda Chemical and Director
Carsten Aschoff	43	Director
David Cohen	70	Director

QingRan Zhu, Chief Executive Officer and Executive Director (age 52)

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

Leodegario Quinto Camacho, Chief Financial Officer (age 59)

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

HuaRan Zhu, General Manager – Changda Chemical and Director (age 59)

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

 Jan Pannemann, Executive Vice President (age 40)

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

Carsten Aschoff, Director (age 43)

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

David Cohen, Director (age 70)

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

 Legal Proceedings

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of two independent directors: David Cohen andCarsten Aschoff.  On September 30, 2009, Craig Marshak was appointed to serve as chairman of the audit committee, and to serve as our audit committee financial expert. On March 1, 2012, Craig Marshak resigned as a director of the Company.  The Company anticipates looking for a person to serve as our audit committee financial expert during the fiscal year ended December 31, 2012.

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

Compensation Committee

Our compensation committee consists of two independent directors: David Cohen and Carsten Aschoff. On October 8, 2009, David Cohen was appointed to serve as chairman of the compensation committee. Our compensation committee will provide assistance to the Board of Directors in discharging the Board of Directors' responsibilities relating to management organization, performance, compensation and succession.

Nominating Committee

Our nominating committee consists of two independent directors: David Cohenand Carsten Aschoff. On October 8, 2009, Carsten Aschoff was appointed to serve as chairman of the nominating committee.  The nomination committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.

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

Director Independence

Two of our directors, David Cohen and Carsten Aschoff, are independent directors, using the Nasdaq definition of independence.  These two directors comprise the audit, compensation and nominating committee.

Compliance With Section 16(a) Of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2011, to the best of our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11.                     Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2011 and 2010 by the Chief Executive Officer and each of our other two highest paid executives whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2011 and 2010 (if any).

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Qingran Zhu	2011	$129,269	(1)	$38,640	--	--	--	--		$167,909
Chief Executive Officer	2010	$128,851	(2)	$36,880	--	--	--	--	$--	$165,731

HuaRan Zhu General Manager – Changda	2011	$103,707	(3)	$23,184	--	--	--	--	--	$126,891
Chemical and Director	2010	$103,540	(4)	$22,128	--	--	--	--	$--	$125,668

(1)
Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2011.  Mr. Zhu was paid an annual salary of $129,269 by Changda Fertilizer for the fiscal year ended December 31, 2011 which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

(2)
 Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2010.  Mr. Zhu was paid an annual salary of $128,851 by Changda Fertilizer for the fiscal year ended December 31, 2010 which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

(3)
Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2011.  Mr. Zhu was paid an annual salary of $103,707 by Changda Chemical for the fiscal year ended December 31, 2011which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

(4)
Mr. Zhu has accrued his salary owed pursuant to the terms of his employment agreement for 2010.  Mr. Zhu was paid an annual salary of $103,540 by Changda Chemical for the fiscal year ended December 31, 2010 which was in addition to amounts owed pursuant to his employment agreement as more fully described below.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of our executive officers outstanding as of December 31, 2011.

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

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in fiscal 2011 for services to our company.

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

 Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 15, 2012 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Executive Officers and Directors	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of common stock (2)
	Jan Pannemann(5) Vice President	8,872,165	43.3%

	Huaran Zhu (3) General Manager – Changda Chemical and Director	2,144,000	10.4%

	David Cohen (8) Director	12,000	*

	Leodegario Quinto Camacho Chief Financial Officer	10,000	*

	Carsten Aschoff (7) Director Lindenstr. 10 D-91580 Petersaurach Germany	6,667	*

	Qingran Zhu (5)(6) Chief Executive Officer and Director	0	*

	All Directors and Executive Officers as a Group (7 Persons)	11,044,832	53.9%

5% Stockholders
	AllHomely International Limited (5)(6) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	8,872,165	43.3%

	Exceed International Limited (4) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	3,877,334	18.9%

	Hudson International Limited (3) c/o Weifang Changda Fertilizer Co. Limited 10 th Floor, Chenhong Building No. 301 East Dong Feng Street Weifong, Shangdong, PRC, 261041	2,144,000	10.4%

* less than 1%.

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Changda International Holdings, Inc., 10th Floor Chenhong Building, No. 301 East Dong Feng Street, Weifang, Shandong, People’s Republic of China 261041.

(2)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 15, 2012 , (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 15, 2012, which was 20,509,123, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of any warrants, options and conversion of any convertible securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

(3)
Represents the shares owned by Hudson International Limited (“Hudson”).  Hudson is owned by our director, Huaran Zhu, and Wen Jun Wang, own 79% and 21% of the interest in Hudson, respectively.  Huaran Zhu is the sole officer and director of Hudson. Huaran Zhu, the majority shareholder of Hudson, has sole voting and dispositive control over the shares of common stock owned by Hudson.

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
On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured interest free loan in the amount of $314,233. The loan is not subject to any interest. The loan is payable on demand.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,053,388. The loan was due and payable on March 8, 2011. The interest rate is 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On March 14, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $3,142,333 until March 13, 2012. The executed interest rate is 8.484% per annum.  This loan was fully paid on March 11, 2012.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $610,678. The loan was due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical. On March 30, 2011, we entered into an agreement with Bank of Weifang New Worker Village Branch to extend the loan in the amount of $628,466 on the same terms until March 21, 2012, while the executed interest rate is 8.484% per annum. This loan was fully paid on March 20, 2012.

On June 4, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan agreement with Qingran Zhu, our CEO, for an unsecured loan in the amount of $1,044,303. The loan is not subject to any interest. The loan is due and payable on June 3, 2012. The loan was fully paid by February 2011.

On July 26, 2010, Changda Chemicals entered into a loan contract with China Minsheng Banking Corp., Ltd., for a loan in the amount of $2,290,041. The loan was due and payable on July 26, 2011. The interest rate equals 20% more than the Benchmark Lending Rate issued by the China Central Bank and is adjusted every month, with an executed interest rate of 6.372% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Chemicals Co., Ltd., our subsidiary and is guaranteed by Weifang Changda Fertilizer Co., Ltd., our subsidiary. This loan was fully paid on July 26, 2011.

On January 5, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $687,012. The loan was due and payable on April 4, 2011. The interest rate is 8.114% per annum. Interest is payable on a monthly basis. The loan is secured by the revenue from our sales agreement with Seiwa Fertilizer Ind. Co., Ltd, one of our customers.  This loan was fully paid on April 4, 2011.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan was due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $763,347. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum. On March 2, 2011, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan in the amount of $785,583 until March 2, 2012.  The interest rate is 30% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.878% per annum. This loan was fully paid on March 1, 2012.

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

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $229,004. The loan was due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer. On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.  On October 27, 2011, the loan in the amount of $235,675 was further extended until October 25, 2012.

On January 31, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with China Minsheng Banking Corp., Ltd and Shandong Liwei Touzi Youxian Gangsi, for a loan in the amount of $763,347. China Minsheng Banking Corp., Ltd is an agent, while Shandong Liwei Youxian Gongsi is the capital provider. The loan was due and payable on July 30, 2011. The executed interest rate is 19.2% per annum. Interest is payable on a monthly basis. The loan was fully paid on July 31, 2011.

On March 23, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, for a loan in the amount of $1,571,166. The loan is due and payable on March 22, 2012. The interest rate is 10% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate of 6.666% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Food Company Limited, Changda Chemical, and Qingran Zhu.  This loan was fully paid on March 21, 2012.

On March 25, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $6,189,076. The note payable was due and payable on September 25, 2011. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $3,868,173. The note was paid on September 25, 2011.

On April 5, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,856,723. The loan was due and payable on December 15, 2011. The interest rate is 6.941% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Yinlin Guarant Co., Ltd. This loan was fully paid on December 15, 2011.

On July 26, 2011, Changda Fertilizer entered into a loan contract with Zheshang Bank of China, Jinan Branch, for a loan in the amount of $1,718,283. The loan is due and payable on July 25, 2012. The interest rate is 6.56% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfa Ocean Chemical Industry Co., Ltd. The Chairman and CEO of Changda Fertilizer also signed a personal guarantee for this loan.

  On August 2, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Zhejiang Bank of China, Jinan Branch, for the note payable in the amount of $3,142,332. The note payable was due and payable on February 2, 2012. The note payable is secured by the bank deposit placed in Zhejiang Bank, Jinan Branch, with an amount of $3,142,332. This loan was fully paid on February 3, 2012.

On September 26, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $3,927,915. The note payable was due and payable on March 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $1,571,166. This loan was fully paid on March 25, 2012.

On October 9, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,571,166.  The loan is guaranteed by the land use right and factory building of Changda Chemical.  The loan is due and payable on October 9, 2012. The interest rate is 7.22% per annum. Interest is payable on a monthly basis.

On October 20, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $785,583.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 19, 2012.  The interest rate is 9.184% per annum.  Interest is payable on a monthly basis.

On October 24, 2011, Weifang Changda Chemical Co., Ltd. entered into a Bank’s acceptance bill contract with Bank of Weifang, New Worker Village Branch, for the note payable in the amount of $785,583.  The note payable is secured by the $785,583 cash deposited with Bank of Weifang, New Worker Village Branch.  This loan is due and payable on April 24, 2012.

On October 25, 2011, , Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $785,583.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 24, 2012.  The interest rate is 9.184% per annum.  Interest is payable on a monthly basis.

On October 28, 2011,  Changda Chemicals entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $628,466.  The loan is guaranteed by sales contracts with third parties valued at approximately $1,038,000.  The loan was due and payable on January 8, 2012.  The interest rate is 9.184% per annum.  Interest is payable on a monthly basis. This loan was fully paid on January 18, 2012.

On December 22, 2011, Weifang Changda Chemical Co., Ltd. entered into a Bank’s acceptance bill contract with China Minsheng Banking Corp., Ltd., Weifang Branch, for the note payable in the amount of $942,700.  The note payable is secured by the $471,350 cash deposited with China Minsheng Banking Corp., Ltd., Weifang Branch.  This loan is due and payable on June 22, 2012.

While we have interest bearing loans in the aggregate principal amount of $20,660,000 which come due on or before October 25, 2011, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due during the fiscal year ended December 31, 2011.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Item 14.                    Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $144,000 and $149,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years. The Company incurred approximately $0 and $20,000 in fees from its registered independent public accounting firms for audit-related services during the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

The Company incurred approximately $0 and $20,000 in fees from its registered independent public accounting firms for audit-related services during the years ended December 31, 2011 and 2010, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended December 31, 2011 and 2010, respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended December 31, 2011 and 2010, respectively.

PART IV

Item 15. Exhibits

2.1	Share Purchase Agreement between John Spencer, Derrick Waldman, Louis Waldman and Allhomely International, Limited (2)
2.2	Share Exchange Agreement, dated February 13, 2009, between Company and Changda International Limited (3)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Warrant, dated October 8, 2009 issued to David Cohen (8)
4.2	Warrant, dated September 28, 2009 issued to Carsten Aschoff (8)
4.3	Warrant, dated January 2, 2009, issued to Geo Genesis Group, Ltd. (6)
4.4	Form of Warrant issued to the Feb 2010 Investors (9)
10.1	Affiliate Stock Purchase Agreement between Darryl Mills and Allhomely International, Limited. (2)
10.2	Employment Agreement, dated December 8, 2008, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (7)
10.3	Employment Agreement, dated December 8, 2008, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (7)
10.4	Distribution Agreement, dated December 28, 2007, by and between Changda Fertilizer and China Post Logistics (Shangdong) Co., Ltd. (8)
10.5	Sales Agency Agreement, dated December 21, 2009, by and between Changda Fertilizer and China Post (Shandong), Weifang Branch. (8)
10.6	Sales Agency Agreement, dated December 21, 2009, by and between Changda Fertilizer and China Post (Shandong), Dongying Branch. (8)
10.7	Loan Contract, dated September 18, 2009, by and between Shandong Fengtai Fertilizer and Agricultural Bank of China, Shouguang Branch. (8)
10.8	Credit Facility Agreement, dated September 3, 2009, by and between Changda Fertilizer and China Merchants Bank, Weifang Branch (8)
10.9	Loan Contract, dated January 12, 2009, by and between Huaran Zhu and Shandong Shouguang Rural Cooperative Bank. (8)
10.10	Loan Agreement, dated June 10, 2008, by and between Changda Fertilizer and QingRan Zhu (8)
10.11	Loan Agreement, dated June 4, 2008, by and between Changda Chemicals and Huaran Zhu (8)
10.12	Consulting and Advisory Agreement, dated January 2, 2009, between Changda International Ltd. And Geo Genesis Group, Ltd. (6)
10.13	Form of Securities Purchase Agreement, dated February 3, 2010 by and between Changda International Holdings, Inc. and the purchasers signatory thereto.(9)
10.14	Sales Agency Agreement, dated December 20, 2008, by and between Changda Fertilizer and China Post (Shandong), Binzhou Branch. (9)
10.15	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Dezhou Branch. (9)
10.16	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laiwu Branch. (9)
10.17	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laiyang Branch. (9)
10.18	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laizhou Branch. (9)
10.19	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Rongcheng Branch. (9)
10.20	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Tai’an Branch. (9)
10.21	Sales Agency Agreement, dated December 25, 2008, by and between Changda Fertilizer and China Post (Shandong), Laixi Branch. (9)
10.22	Distribution Agreement, dated December 31, 2008, by and between Changda Fertilizer and Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd. (9)
10.23	Agreement, dated December 26, 2008, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (10)
10.24	Agreement, dated December 29, 2008, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (10)
10.25	Agreement, dated December 28, 2009, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (10)
10.26	Agreement, dated December 23, 2009, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (10)
10.27	Agreement, dated February 2, 2010, by and between HuaRan Zhu and Changda Chemicals (10)
10.28	Loan Agreement, dated June 4, 2010, by and between Changda Fertilizer and QingRan Zhu (10)
10.29	Letter Agreement, dated August 3, 2010 by and between Changda International Holdings, Inc. and certain holders of the February 2010 Notes (11)
10.30	Loan Agreement, dated July 26, 2010, by and between Changda Chemicals and China Minsheng Banking Corp., Ltd. (11)
10.31	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Weifang Branch. (15)
10.32	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Dongying Branch. (15)
10.33	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Binzhou Branch. (15)
10.34	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Dezhou Branch.
10.35	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laiwu Branch. (15)
10.36	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laiyang Branch. (15)
10.37	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laizhou Branch. (15)
10.38	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Rongcheng Branch. (15)
10.39	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Tai’an Branch. (15)
10.40	Sales Agency Agreement, dated December 24, 2010, by and between Changda Fertilizer and China Post (Shandong), Laixi Branch. (15)
10.41	Distribution Agreement, dated December 25, 2010, by and between Changda Fertilizer and ~~,~~ Anqiu distribution center. (15)
10.42	Distribution Agreement, dated December 25, 2010, by and between Changda Fertilizer and ~~,~~ Changle distribution center. (15)
10.43	Distribution Agreement, dated December 25, 2010, by and between Changda Fertilizer and ~~,~~ Gaomi distribution center. (15)
10.44	Distribution Agreement, dated December 27, 2010, by and between Changda Fertilizer and Shandong RuiFuYuan Agricultural Materials Chains Co., Ltd. (15)
10.45	Agreement, dated January 5, 2011, by and between Weifang Changda Fertilizer Co., Ltd and QingRan Zhu (15)
10.46	Agreement, dated January 5, 2011, by and between Weifang Changda Chemical Co., Ltd., Ltd and HuaRan Zhu (15)
10.47	Loan Agreement dated March 9, 2010, by and between Weifang Changda Fertilizer Co., Ltd and Bank of Weifang. (15)
10.48	Business Cooperation Agreement, dated July 20, 2010, by and between Changda International Limited and Sinochem (15)
10.49	Letter Agreement, dated December 7, 2010 by and between Changda International Holdings, Inc. and certain holders of the February 2010 Notes (12)
10.50	Subscription Agreement, dated December 6, 2010 by and between Allhomely International Limited and Changda International Holdings, Inc. (12)
10.51	Letter Agreement, dated January 21, 2011 by and between Changda International Holdings, Inc. and certain holders of the February 2010 Notes. (13)
10.52	Subscription Agreement, dated February 28, 2011 by and between Allhomely International Limited and Changda International Holdings, Inc. (14)
10.53	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Weifang Branch. *
10.54	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Dongying Branch. *
10.55	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Binzhou Branch. *
10.56	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Dezhou Branch.*
10.57	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Laiwu Branch. *
10.58	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Laiyang Branch. *
10.59	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Laizhou Branch. *
10.60	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Rongcheng Branch. *
10.61	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Tai’an Branch. *
10.62	Sales Agency Agreement, dated December 23, 2011, by and between Changda Fertilizer and China Post (Shandong), Laixi Branch. *
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
EX-101.INS	XBRL INSTANCE DOCUMENT**
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed Herewith
**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
1	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 which was filed with the Commission on November 6, 2007 and incorporated herein by reference.
2	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 20, 2009 and incorporated herein by reference.
3	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 20, 2009 and incorporated herein by reference.
4	Filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on March 23, 2009 and incorporated herein by reference.
5	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 10, 2009 and incorporated herein by reference.
6	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 8, 2009 and incorporated herein by reference.
7	Filed as an exhibit to the Company’s Registration Statement on Form S-1 which was filed with the Commission on December 31, 2009 and incorporated herein by reference.
8	Filed as an exhibit to the Company’s 2009Annual Report on Form 10-K which was filed with the Commission on March 31, 2010 and incorporated herein by reference.
9	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A which was filed with the Commission on May 14, 2010 and incorporated herein by reference.
10	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A which was filed with the Commission on July 23, 2010 and incorporated herein by reference.
11	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A which was filed with the Commission on September 3, 2010 and incorporated herein by reference.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 10, 2010 and incorporated herein by reference.
13	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 27, 2011 and incorporated herein by reference.
14	Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on March 2, 2011 and incorporated herein by reference.
15	Filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 31, 2011 and incorporated herein by reference.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2012

CHANGDA INTERNATIONAL HOLDINGS, INC.

By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Qingran Zhu	Chief Executive Officer and Director (principal executive officer)	April 16, 2012
Qingran Zhu
/s/ Leodegario Quinto Camacho	Chief Financial Officer (principal financial and accounting officer)	April 16, 2012
Leodegario Quinto Camacho
/s/ Jan Pannemann	Executive Vice President	April 16, 2012
Jan Pannemann
/s/ HuaRan Zhu	Director	April 16, 2012
HuaRan Zhu

/s/ Carsten Aschoff	Director	April 16, 2012
Carsten Aschoff /s/ David Cohen	Director	April 16, 2012
David Cohen

  Changda International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of
Changda International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Changda International Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 30, 2012

Changda International Holdings, Inc.

Consolidated Balance Sheets
 As of December 31, 2011 and 2010

		As of December 31,
		2011	2010
	Note	US$’000	US$’000
ASSETS

Current assets
Cash and cash equivalents		12,803	9,364
Restricted cash	19	5,970	-
Trade and other receivables, net	7	18,976	19,044
Inventories	8	5,203	3,143
Prepaid lease payments, net	9	65	63
Government grant receivables in respect of tax	5	-	2,822

Total current assets		43,017	34,436

Intangible assets		5	3
Property, plant and equipment, net	10	23,662	17,057
Prepaid lease payments, net	9	2,953	2,915

Total assets		69,637	54,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables	11	5,707	5,575
Promissory notes	13	-	534
Notes payable	19	8,798	-
Shareholders’ loans	16(c)	1,146	1,107
Short-term interest-bearing borrowings	12	11,862	7,358
Income tax payables		357	3,574

Total current liabilities		27,870	18,148

Deferred government grants	14	816	805
Long-term portion of shareholders’ loans	16(c)	-	523

Total liabilities		28,686	19,476

Commitments and contingencies	18

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,509,123 shares issued and outstanding as of December 31, 2011 and 19,729,902 shares issued and outstanding as of December 31, 2010	17	21	20
Additional paid-in capital		7,240	6,499
Statutory reserves	15	2,543	2,822
Accumulated other comprehensive income		3,966	2,572
Accumulated profits		27,181	23,022

Total stockholders’ equity		40,951	34,935

Total liabilities and stockholders’ equity		69,637	54,411

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended December 31, 2011 and 2010

		Years ended December 31,
	Note	2011	2010
		US$’000	US$’000

Operating revenues		93,218	90,509

Cost of sales		(79,872)	(75,251)

Gross profit		13,346	15,258

Operating expenses
Depreciation of property, plant and equipment		(405)	(276)
Amortization of intangible assets		(1)	(1)
Amortization of prepaid lease expenses		(65)	(53)
Selling, general and administrative expenses		(5,919)	(5,440)

Operating income		6,956	9,488

Other income		31	30
Interest income		76	11
Interest expenses		(876)	(601)
Other finance cost		(142)	(508)

Income before income taxes		6,045	8,420

Income taxes	5	(2,165)	(2,070)

Net income		3,880	6,350

Other comprehensive income
Foreign currency translation adjustment		1,394	1,248

Total comprehensive income		5,274	7,598

Earnings per common share($)	6
Basic		0.19	0.33
Diluted		0.19	0.33

Weighted average number of common shares outstanding	6
Basic		20,385,302	19,002,762
Diluted		20,391,046	19,002,762

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Stockholders Equity
For the years ended December 31, 2011 and 2010

					Accumulated
	common stock issued		Additional		other		Total
	Number of		paid-in	Statutory	comprehensive	Accumulated	stockholders'
	shares	Amount	capital	reserves	income	profits	equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of January 1, 2010	18,964,025	19	5,465	2,637	1,324	16,857	26,302
Issuance of stock	765,877	1	537	-	-	-	538
Warrants issued pursuant to securities purchase agreement		-	460	-	-	-	460
Beneficial conversion feature of promissory notes	-	-	37	-	-	-	37
Net income	-	-	-	-	-	6,350	6,350
Transfer to statutory reserves	-	-	-	185	-	(185)	-
Foreign currency translation adjustment	-	-	-	-	1,248	-	1,248
Balance as of December 31, 2010	19,729,902	20	6,499	2,822	2,572	23,022	34,935

Issuance of stock	779,221	1	599	-	-	-	600
Warrants issued pursuant to securities purchase agreement		-	142	-	-	-	142
Net income	-	-	-	-	-	3,880	3,880
Transfer to statutory reserves	-	-	-	30	-	(30)	-
Release of statutory reserves upon the deregistration of a subsidiary	-	-	-	(309)		309	-
Foreign currency translation adjustment	-	-	-		1,394	-	1,394

Balance as of December 31, 2011	20,509,123	21	7,240	2,543	3,966	27,181	40,951

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010
	US$’000	US$’000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	3,880	6,350
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	2,218	1,748
Amortization of intangible assets	1	1
Amortization of prepaid lease payments	65	53
Exchange differences	135	286
Government grants recognized	(18)	(18)
Cost of warrants issued	142	460
Loss on disposal of property, plant and equipment	78	1
Loss on write off of property, plant and equipment	125	-
Discount of promissory notes	-	37

Changes in operating assets and liabilities:
Inventories	(1,948)	3
Trade and other receivables, net	636	(2,598)
Trade and other payables	(461)	1,555
Income tax payables	(422)	283
Net cash provided by operating activities	4,431	8,161

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	51	3
Purchase of property, plant and equipment	(7,966)	(2,916)
New restricted cash	(5,970)	-
Net cash used in investing activities	(13,885)	(2,913)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	24,075	8,824
Repayment of bank and other loans	(11,511)	(7,068)
Net cash provided by financing activities	12,564	1,756

Net increase in cash and cash equivalents	3,110	7,004

Cash and cash equivalents at beginning of year	9,364	2,275

Effect on exchange rate changes	329	85

Cash and cash equivalents at end of year	12,803	9,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the year, cash was paid for the following:
Income taxes	2,303	1,795

Interest	876	603

	3,179	2,398

Major non cash transactions:
Construction in progress not yet paid at year end and included in other payable	545	885

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

The principal subsidiaries of CIHI after the Share Exchange Transaction and as of December 31, 2011 are Weifang Changda Chemical Co., Ltd. (“Changda Chemical”) and Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent, drugs intermediate and flame retardants.   Changda Fertilizer is limited liability company incorporated in the PRC. The registered office of Changda Fertilizer is located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer is manufacturing and trading of fertilizers.

In October 2011, a subsidiary of CIHI, Fengtai Changda Fertilizer Co., Ltd. (“Fengtai Changda”), was deregistered.

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

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).
Basis of consolidation

The consolidated financial statements include the financial information of CIHI and its subsidiaries (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$19,923 and US$58,483 for the years ended December 31, 2011 and 2010, which represents 0.02% and 0.07% of operating revenues respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as selling expenses as incurred. Advertising costs were US$4,330 and US$4,163 for the years ended December 31, 2011 and 2010, respectively.

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
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

2.           PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables or payables, prepayments and borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of non-current financial instruments was not materially different from their carrying value as of December 31, 2011 and 2010.

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

Volume-based rebates are made at the time of sales of goods and are recognized as a reduction of sales.

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
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

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

Segment reporting
The Company adopted ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s results of operations and financial position were affected by the implementation of ASC Topic 280 as it operates in more than one line of business. Segment information is disclosed in Note 20 to the consolidated financial statements.

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
For the years ended December 31, 2011 and 2010

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

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

3.           RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)” (“ASU 2011-04”).  ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted.  The Company believes that the adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company believes that the adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350):  Testing Goodwill for Impairment,” (“ASU 2011-08”) which simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

4.           OPERATING RISK

(a)   Concentration of major customers and suppliers

	Years ended December 31,
	2011	2010
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	-	-
Percentage of sales	-	-
Number	-	-

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	8,412	7,404
Percentage of purchases	11%	10%
Number	1	1

No account receivable as of December 31, 2011 and 2010 are related to the Company’s major customers.

No account payables as of December 31, 2011 and 2010 are related to the Company’s major suppliers.

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
For the years ended December 31, 2011 and 2010

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

On December 29, 2008, Changda Chemical was approved as a high-tech enterprise and ceased to enjoy the special tax exemption. Tax rate for an approved high-tech enterprise is 15%. Taxation has been estimated based on the assessable profit for the each of years at a rate of 15% during 2008 to 2010.  Starting from January 1, 2011, the tax rate for an approved high-tech enterprise ceased to be applicable for Changda Chemical as its high-tech enterprise status has been expired. Changda Chemical is subject to EIT at a rate of 25% for 2011 and thereafter.

Starting from January 1, 2009, the special tax exemption previously granted to Changda Fertilizer ceased to be effective since it became a subsidiary of CIHI which is listed in the US stock market. Changda Fertilizer is subject to EIT at a rate of 25% thereafter.

For accounting purpose, taxation has been estimated based on the assessable profit for the period at a rate of 33% in 2007 for both Changda Fertilizer and Changda Chemical and at a rate of 25% according to the EIT Law effective in 2008 of the PRC for Changda Fertilizer. The respective tax liability has been recognized as tax liability and the corresponding receivable from the local government of economic development area has been recognized as government grant receivable in respect of taxation, as reported in the balance sheet.  Based on notices in respect of the special tax exemption issued recently by the local government of economic development area and endorsed by the Tax Bureau in the PRC, which confirms that there will not be any claw back of the respective tax liability, so effectively, the respective tax liability should be offset by the corresponding government grant, the previously recorded tax liability and government grant receivable in respect of taxation have therefore been fully eliminated with each other for the year ended December 31, 2011.

Fengtai Changda was subject to EIT at a rate of 25%. However, a special tax exemption has been granted by the local government and Fengtai Changda was entitled to full exemption of EIT payable for its two years of operation starting from 2008 and followed by a 50% exemption of EIT payable for the following three years.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any withholding tax on the retained earnings as of December 31, 2011 of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

5.	INCOME TAXES (CONTINUED)
(a) Income tax expenses comprised the following:

	Years ended December 31,
	2011	2010
	US$’000	US$’000
Current taxes arising in the PRC for the year	1,992	2,070
Withholding tax on profits distributed by Fengtai Changda upon deregistration	173	-
	2,165	2,070

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2011 and 2010, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2011and 2010, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of the provision for income tax expense. For the years ended December 31, 2011 and 2010, no interest or penalties were recorded.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

5.	INCOME TAXES (CONTINUED)

(b) Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Years ended December 31,
	2011	2010
	US$’000	US$’000

Expected income tax expenses	1,875	2,313
Effect on tax incentives / holiday	(209)	(295)
Non-deductible items	117	52
Overprovision for the year	209	-
Withholding tax on profits distributed by Fengtai Changda upon deregistration	173	-
Income tax expenses	2,165	2,070

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

6.	EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of dilutive common stock equivalents.

Earnings per common shares was computed as follows:

	Year ended December 31, 2011
	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$
Basic earnings per common share
Net income attributable to common stockholders	3,880	20,385,302	0.19

	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$
Diluted earnings per common share
Net income attributable to common stockholders	3,880	20,385,302
Effect of potentially dilutive securities / warrants	-	5,744
	3,880	20,391,046	0.19

Common stock equivalents which potentially could dilute basic earnings per common share in the future, and which were excluded from the computation of diluted earnings per common share, as the effect would be anti-dilutive, totaled approximately 359,934 shares as of December 31, 2011.

	Year ended December 31, 2010
	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$
Basic and diluted earnings per common share
Net income attributable to common stockholders	6,350	19,002,762	0.33

For the year ended December 31, 2010, all potentially dilutive instruments have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per common share are the same.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

7.           TRADE AND OTHER RECEIVABLES, NET

		As of December 31,
		2011	2010
	Note	US$’000	US$’000

Trade and bills receivables
From third parties		8,892	9,405

Other receivables
Deposits, prepayments and other debtors		10,083	9,629
Due from a director	16(c)	-	9
Due from related parties	16(c)	1	1

		10,084	9,639

		18,976	19,044

8.             INVENTORIES

	As of December 31,
	2011	2010
	US$’000	US$’000

Raw materials	3,233	1,671
Finished goods	2,220	1,574

	5,453	3,245
Provision for obsolete inventories	(250)	(102)

	5,203	3,143

Provision for obsolete inventories of US$142,000 was charged to selling, general and administrative expenses during the year ended December 31, 2011 and the remaining movement represents the exchange realignments.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

9.             PREPAID LEASE PAYMENTS, NET

	As of December 31,
	2011	2010
	US$’000	US$’000

At beginning of year	2,978	1,724
Amortization for the year	(65)	(53)
Addition (transferred from prepayment)	-	1,243
Exchange realignment	105	64

At balance sheet date	3,018	2,978

The up-front payments for operating leases of land in the PRC are amortized over 50 years, the period of lease term.

Analyzed for reporting purpose as:

	As of December 31,
	2011	2010
	US$’000	US$’000

Non-current portion	2,953	2,915
Current portion	65	63

At balance sheet date	3,018	2,978

The prepaid lease payments with net carrying values of US$1,773,000 together with certain buildings (note 10) were pledged to secure certain short-term bank borrowings granted to the Company amounted to US$5,789,000 (note 12(iii), (vi) and (vii)) at December 31, 2011 (2010: US$5,310,000) .

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	As of December 31,
	2011	2010
	US$’000	US$’000

Buildings	13,566	8,241
Plant and machinery	11,618	9,191
Office equipment	1,186	1,134
Vehicles	649	670
Factory equipment	20	20
Construction-in-progress	4,263	4,813

	31,302	24,069

Accumulated depreciation	(7,640)	(7,012)

	23,662	17,057

Depreciation expenses were US$2,218,000 and US$1,748,000 for the years ended December 31, 2011 and 2010, respectively.

The Company has pledged certain of its buildings with net carrying values of US$3,950,000 and prepaid lease payments (note 9) to secure certain short-term bank borrowings amounted to US$5,444,000 (note 12(iii), (v), (vi) and (vii)) as at December 31, 2011 (2010: US$5,538,000) .

11.           TRADE AND OTHER PAYABLES
		As of December 31,
		2011	2010
	Note	US$’000	US$’000
Trade payables
To third parties		791	850

Other payables
Accrued charges and other creditors		3,277	3,246
Other taxes payables		1,639	1,479

		4,916	4,725

		5,707	5,575

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

12.           INTEREST-BEARING BORROWINGS

	As of December 31,
	2011	2010
	US$’000	US$’000
Bank loans, current
Secured by the Company’s own assets	7,149	5,537
Others	4,713	1,821

	11,862	7,358

The interest-bearing borrowings carry floating interest rates ranging from 6.56% to 9.18% per annum are shown as follows:-

		2011
		US$’000

- at 6.56% per annum	(i)	1,728
- at 6.67% per annum	(ii)	1,571
- at 7.22% per annum	(iii)	1,571
- at 7.88% per annum	(iv)	785
- at 8.2 % per annum	(v)	236
- at 8.48% per annum	(vi)	3,771
- at 9.18% per annum	(vii)	2,200

		11,862

(i)
The bank loan is secured by personal guarantee of Chairman and CEO of the Company and a third party.  The loan matures in July 2012 and is due in full with accrued interest on maturity date. In conjunction with the guarantee provided by this third party, Changda Fertilizer has agreed to provide to this third party a counter-guarantee of banking facilities to be granted to this third party to the extent of USD3,142,000. The Company has not recognized a value for the possible counter-guarantee to be granted in the financial statements as its fair value has been assessed as insignificant.

(ii)
The bank loan is secured by personal guarantee of Chairman and CEO of the Company, Changda Chemical and a third party. The loan matures in March 2012 and is due in full with accrued interest on maturity date.

(iii)
The balance comprised of two bank loans amounting to US$1,076,000 and US$495,000 respectively. Bank loan of US$1,076,000 is secured by the prepaid lease payment with a net carrying value of US$708,000, matures in September 2012 and is due in full with accrued interest on maturity date.  Bank loan of US$495,000 is secured by a building with a net carrying value of US$1,380,000, matures in August 2012 and is due in full with accrued interest on maturity date.

(iv)	The bank loan is secured by personal guarantee of Chairman and CEO of the Company and Changda Chemical. The loan matures in March 2012 and is due in full with accrued interest on maturity date.
(v)	The bank loan is secured by a building with a net carrying value of US$377,000. The loan matures in October 2012 and is due in full with accrued interest on maturity date.
(vi)
The balance comprised of two bank loans amounting to US$3,142,000 and US$629,000 respectively. Bank loan of US$3,142,000 is secured by the prepaid lease payment with a net carrying value of US$1,065,000 and building with a net carrying value of US$2,193,000, matures in March 2012 and is due in full with accrued interest on maturity date.  Bank loan of US$629,000 is guaranteed by a third party, matures in March 2012 and is due in full with accrued interest on maturity date.

(vii)
The balance comprised of two bank loans amounting to US$1,571,000 and US$629,000 respectively.  Bank loan of US$1,571,000 is secured by the prepaid lease payment with a net carrying value of US$1,065,000 and building with a net carrying value of US$2,193,000, matures in October 2012 and is due in full with accrued interest on maturity date.  Bank loan of US$629,000 is secured by sales contract with third parties with a carrying value of US$1,038,000, matures in January 2012 and is due in full with accrued interest on maturity date.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

In conjunction with the February 2010 Notes, the Company issued warrants to purchasers of the February 2010 Notes to purchase an aggregate of 495,000 shares of CIHI’s common stock (“PN Warrants”). The exercise price per share is US$2.25, subject to customary adjustments as set forth in the PN Warrants for stock splits, stock dividends, etc. The PN Warrants expire three years from and fully vested at the date of issuance. The fair value of the PN Warrants was estimated as US $0.90 per warrant at the date of issuance using the Black-Scholes model.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

13.	PROMISSORY NOTES (CONTINUED)

In early August 2010, the Company contacted each of the holders of February 2010 Notes in order to request an extension of the Maturity Date. On August 3, 2010, holders of an aggregate of US$200,000 of February 2010 Notes entered into an agreement with the Company pursuant to which the maturity date of the February 2010 Notes held by such persons have been extended until the earlier of (i) December 1, 2010 or (ii) 5 business days after the closing of a public offering of CIHI’s equity and/or debt securities (the “New Maturity Date”).  In consideration for the extension of the maturity date to the New Maturity Date, the Company agreed to provide these holders of February 2010 Notes with the following consideration:

(i)	the payment of an additional 5% interest on the February 2010 Notes commencing from August 3, 2010 until the New Maturity Date;
(ii)
a downward adjustment of the exercise price of the 110,000 PN warrants issued in connection with the February 2010 Notes from US$2.25 to US$0.75, the closing price of CIHI’s common stock as quoted on the Over-the-Counter Bulletin Board on August 2, 2010, the last trading day prior to the date of the agreement;

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

The funds for the Partial Payment were provided to the Company by Allhomely International Limited (“Allhomely”), an entity controlled by Jan Pannemann, the Company’s Executive Vice President and QingRan Zhu, the Company’s Chairman and Chief Executive Officer. On December 6, 2010, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 714,286 shares of CIHI’s common stock for the $500,000 of funds provided. The shares were issued pursuant to an exemption under Section 4 (2) of the Securities Act of 1933, as amended.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

13.	PROMISSORY NOTES (CONTINUED)

On December 7, 2010, holders of an aggregate of US$200,000 principal amount of February 2010 Notes entered into a subsequent agreement with the Company pursuant to which the December 2010 Maturity Date of the February 2010 Notes held by such persons has been further extended until January 21, 2011 (the “New Maturity Date”), provided , however , that if the Company does not repay all amounts due and payable under the February 2010 Notes on or before December 21, 2010, then beginning on December 21, 2010 and ending on the New Maturity Date, the Holder shall have right to convert their respective principal amount of February 2010 Notes then outstanding, plus accrued but unpaid interest thereon (which is currently equal to a rate of 25% per annum) (the “Owed Amount”), at their sole option, into such number of shares of CIHI’s common stock which is equal to the Owed Amount divided by 0.75.  No fractional shares of CIHI’s common stock will be issued upon such conversion and all fractional shares shall be rounded up to the nearest whole share.

On December 21, 2010, the holder of an original aggregate US$50,000 of February 2010 Notes exercised the right to convert the Owed Amount into 51,591 shares of CIHI’s common stock.

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

On January 21, 2011, the holder of an original aggregate of US$150,000 of February 2010 Notes entered into an agreement with the Company pursuant to which the January 2011 Maturity Date of the February 2010 Notes held by such person has been further extended until March 31, 2011 (the “New Maturity Date”), provided , however ,  the holder shall have right to convert its principal amount of February 2010 Notes then outstanding, plus accrued but unpaid interest thereon (which is currently equal to a rate of 25% per annum) (the “Owed Amount”), at its sole option, into such number of shares of CIHI’s common stock which is equal to the Owed Amount divided by 0.75.  No fractional shares of CIHI’s common stock will be issued upon such conversion and all fractional shares shall be rounded up to the nearest whole share. The additional cost arisen from the conversion feature granted was expensed with corresponding credit to the additional paid-in capital.

On February 18, 2011 and February 25, 2011, the Company made payments to the holders of the February 2010 Notes totaling an aggregate of US$600,000 (the “Note Repayment”). This Note Repayment covered all remaining principal and accrued but unpaid interest due and payable under the February 2010 Notes, as a result of which the February 2010 Notes have been repaid in full.

The funds for the repayments made on February 18, 2011 and February 25, 2011 were provided to the Company by Allhomely. On February 28, 2011, the Company and Allhomely entered into a subscription agreement pursuant to which Allhomely agreed to purchase 779,221 shares of CIHI’s common stock (note 17) for the $600,000 of funds provided.  Per share purchase price was $0.77 which was the closing price of CIHI’s common stock as quoted on the Over-the-Counter Bulletin Board on February 28, 2011.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

13.	PROMISSORY NOTES (CONTINUED)

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and the weighted average fair value of the original PN Warrants was estimated as US$0.02 per warrant at the date of modification using the Black-Scholes model together with the following assumptions:

Expected volatility	26%
Expected dividend	Nil
Expected life	1.5 years
Risk-free interest rate	1.59%

Expected volatility is based on historical volatility of CIHI’s stock price over a period commensurates with the expected life of the warrants as well as other factors. The expected dividend is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends. The expected life of warrants represents the estimated period of time from the date of modification that the warrant is expected to remain outstanding. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant.

The excess of the fair value of the modified PN Warrants over the original PN Warrants of US$142,304 was recorded as other finance costs.

During the year ended December 31, 2011, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 years outstanding and exercisable as of December 31, 2011. While as of December 31, 2010, there were 495,000 PN Warrants with weighted average exercise price of US$1.92 and remaining life of 2 years outstanding.

14.	DEFERRED GOVERNMENT GRANTS

Deferred government grants represent the grants received from local government for subsidising the prepaid lease payments of the land use right of Changda Fertilizer’s factory included under prepaid lease payments. Deferred government grants are released as income over the period of the relevant leases by equal annual installments.

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

The Company’s PRC subsidiaries are also required to transfer 5% to 10% of their net income, as determined under PRC accounting standards and regulations, to the statutory common welfare reserve at the discretion of the board of directors. For the year ended December 31, 2011, statutory common welfare of US$309,000 was released upon the deregistration of Fengtai Changda in October 2011 and Changda Chemical transferred US$30,000 out of the net income to the statutory common welfare reserve and for the year ended December 31, 2010, the Company’s PRC subsidiaries transferred US$185,000 out of the net income to the statutory common welfare reserve and the balance of fund reached US$2,543,000 and US$2,822,000, respectively, as at each of the balance sheet date. This reserve can only be used to provide staff welfare facilities and other collective benefits to the employees of these PRC subsidiaries. This reserve is non-distributable other than in the event of liquidation.

.
Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

16.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these consolidated financial statements, during the year and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)     Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xin Ran	Family member of the directors of the Company
Mr. Zhu Xiao Ran	Stockholder of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Craig Marshak	Director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b) Summary of related party transactions

	Years ended December 31,
	2011	2010
	US$’000	US$’000
Key management personnel, including directors:
Short-term employee benefits	498	528

(c)   Summary of related party balances

	As of December 31,
	2011	2010
	US$’000	US$’000
Loans from Mr. Zhu Qing Ran and his family member	1,146	1,630

Current portion (included in shareholders’ loans)	1,146	1,107
Non-current portion (included in Long-term portion of shareholders’ loans)	-	523

	1,146	1,630

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)   Summary of related party balances (Continued)

	As of December 31,
	2011	2010
	US$’000	US$’000
Due from (included in other receivables)
Mr. Zhu Qing Ran	-	9
Mr. Zhu Xiao Ran	1	-
Mr. Zhu Xin Ran	-	1
	1	10

Due to (included in other payables)
Allhomely International Limited	1	1
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	296	269
Mr. Zhu Hua Ran	300	200
Mr. Charles Brock	7	7
Mr. Carsten Aschoff	26	17
Mr. Craig Marshak	20	11
Mr. Jan Panneman	70	36
Mr. David Cohen	20	11
	757	569

All the amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)    Guarantee

Included in short-term interest bearing borrowings, there are bank loans of US$4,084,000 (note 12(i), (ii) and (iv)) which are guaranteed by the Chairman and CEO of the Company.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

17 .	STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2011, CIHI has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 20,509,123 shares issued and outstanding.

During the year ended December 31, 2011, 779,221 shares valued at US$0.77 per share were issued to a principal shareholder ( note 13).

During the year ended December 31, 2010, a total of 765,877 shares were issued to a principal shareholder pursuant to a subscription agreement and to a promissory note creditor who had exercised the option to convert the balance due on the note to common stock:

a)	In December, 2010, 714,286 shares valued at US$0.70 per share were issued to a principal shareholder; and
b)	In December, 2010, 51,591 shares valued at US$0.72 per share were issued to a promissory note creditor upon the exercise of conversion option.

The number of shares issued to the creditor pertinent to the conversion of the Company’s liability on the promissory note was based on the agreed number of shares computed on the fair value of the stock at the time of the election by the creditor to convert.

18.	COMMITMENTS AND CONTINGENCIES

(a)         Capital commitments

As of December 31, 2011 and 2010, the Company had capital commitments for construction projects and purchase of machineries amounting to US$5,120,000 and US$609,000 respectively.

(b)         Operating lease commitments

The Company leased certain office premises under non-cancelable operating leases. The lease agreements require monthly rental payments ranging from US$442 to US$564 and expire from October 2013 through September 2050.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect of December 31, 2011:

As of December 31,
US$'000
2012	7
2013	12
2014	5
2015	5
2016	5
Thereafter	184

Total	218

19.	NOTES PAYABLE AND RESTRICTED CASH

The notes payable is secured by bank deposit of US$5,970,000, which is classified as restricted cash in the consolidated balance sheet, bears interest ranging from 0.1% to 1% per annum and matures on various dates ranging from February 2, 2012 through June 22, 2012.

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

20.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011				Year ended December 31, 2010
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	73,463	19,755	-	93,218	74,895	15,614	-	90,509
Cost of sales	(64,191)	(15,681)	-	(79,872)	(63,339)	(11,912)	-	(75,251)
Depreciation of property, plant and equipment	(174)	(231)	-	(405)	(119)	(157)	-	(276)
Amortization of intangible assets	(1)	-	-	(1)	(1)	-	-	(1)
Amortization of prepaid lease expenses	(49)	(16)	-	(65)	(38)	(15)	-	(53)
Interest income	71	5	-	76	10	1	-	11
Interest expense	(572)	(282)	(22)	(876)	(274)	(161)	(166)	(601)
Other segment income	18	13	-	31	17	13	-	30
Other segment expenses	(3,641)	(1,389)	(889)	(5,919)	(3,203)	(1,140)	(1,097)	(5,440)
Other finance cost	-	-	(142)	(142)	-	-	(508)	(508)
Income taxes	(1,375)	(617)	(173)	(2,165)	(1,687)	(383)	-	(2,070)

Segment profit	3,549	1,557	(1,226)	3,880	6,261	1,860	(1,771)	6,350

Segment assets	48,407	21,056	174	69,637	38,011	15,876	524	54,411

Capital expenditures	5,120	-	-	5,120	57	552	-	609

Changda International Holdings, Inc.

Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

21.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price

Warrants outstanding and exercisable as of December 31, 2011 and January 1, 2011	359,934	$	US3.60

There is no movement during the year ended December 31, 2011.

The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at December 31, 2011 and the related exercise price of the underlying warrants, was US$0 for outstanding and exercisable warrants as of December 31, 2011.