Form 10-Q
period 2012-03-31
Changda International Holdings, Inc.
filed 2012-05-15
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there are presently 20,509,123 shares of common stock, par value $0.001 issued and outstanding..

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

		As of March 31, 2012	As of December 31, 2011
	Note	US$’000	US$’000
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents		13,526	12,803
Restricted cash		7,431	5,970
Trade and other receivables, net		23,073	18,976
Inventories		5,962	5,203
Prepaid lease payments, net		66	65

Total current assets		50,058	43,017

Intangible assets		5	5
Property, plant and equipment, net		23,568	23,662
Prepaid lease payments, net		2,956	2,953

Total assets		76,587	69,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		6,584	5,707
Notes payable		13,756	8,798
Shareholders’ loans	6 (c)	1,153	1,146
Short-term interest-bearing borrowings		12,728	11,862
Income tax payables		811	357

Total current liabilities		35,032	27,870

Deferred government grants		816	816

Total liabilities		35,848	28,686

Commitments and contingencies	7

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,509,123 shares issued and outstanding as of March 31, 2012 and December 31, 2011	4	21	21
Additional paid-in capital		7,240	7,240
Statutory reserves		2,543	2,543
Accumulated other comprehensive income		4,235	3,966
Accumulated profits		26,700	27,181

Total stockholders’ equity		40,739	40,951

Total liabilities and stockholders’ equity		76,587	69,637

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

	Note	Three months ended March 31, 2012	Three months ended March 31, 2011
		US$’000	US$’000
		(unaudited)	(unaudited)
Operating revenues		20,959	26,276

Cost of sales		(18,839)	(21,871)

Gross profit		2,120	4,405

Operating expenses
Depreciation of property, plant and equipment		(143)	(126)
Impairment of property, plant and equipment	9	(435)	-
Amortization of intangible assets		(1)	-
Amortization of prepaid lease expenses		(16)	(16)
Selling, general and administrative expenses		(1,351)	(1,423)

Operating income		174	2,840

Other income		34	4
Interest income		14	7
Interest expenses		(251)	(186)

(Loss) income before income taxes		(29)	2,665

Income taxes	5	(452)	(606)

Net (loss) income		(481)	2,059

Other comprehensive income
Foreign currency translation adjustment		269	234

Total comprehensive (loss) income		(212)	2,293

(Loss) Earnings per common share($)	3
Basic		(0.02)	0.10
Diluted		(0.02)	0.10

Weighted average number of common shares outstanding	3
Basic		20,509,123	20,006,958
Diluted		20,509,123	20,026,299

 The financial statements should be read in conjunction with the accompanying notes.

 Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2012	Three months ended March 31, 2011
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net (loss) income	(481)	2,059
Adjustment to reconcile net income to net cash provided by operating activities
Impairment of property, plant and equipment	435	-
Depreciation of property, plant and equipment	665	476
Amortization of prepaid lease payments	16	16
Amortization of intangibles assets	1	-
Exchange differences	(2)	9
Government grants recognized	(5)	(4)
Changes in operating assets and liabilities:
Inventories	(726)	(5,019)
Trade and other receivable, net	(3,978)	841
Trade and other payables	852	994
Income tax payables	452	(102)
Net cash used in operating activities	(2,771)	(730)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	-	5
Purchase of property, plant and equipment	(856)	(2,835)
New restricted cash	(1,423)	(3,817)
Net cash used in investing activities	(2,279)	(6,647)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	12,490	13,549
Repayment of bank and other loans	(6,798)	(4,953)
Net cash provided by financing activities	5,692	8,596

Net increase in cash and cash equivalents	642	1,219

Cash and cash equivalents at beginning of year	12,803	9,364

Effect on exchange rate changes	81	58

Cash and cash equivalents at end of year	13,526	10,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the period, cash was paid for the following:
Income taxes	-	687
Interest	251	186

	251	873

The financial statements should be read in conjunction with the accompanying notes.

 Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of March 31, 2012 and December 31, 2011, and its results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011.

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

The principal subsidiaries of CIHI after the Share Exchange Transaction and as of March 31, 2012 are Weifang Changda Chemical Co., Ltd. (“Changda Chemical”) and Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent, drugs intermediate and flame retardants.   Changda Fertilizer is limited liability company incorporated in the PRC. The registered office of Changda Fertilizer is located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer is manufacturing and trading of fertilizers.

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

 Basis of presentations

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on April 16, 2012 for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the operating results to be expected for the full year.

The unaudited condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with USGAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

2.	PRINCIPAL ACCOUNTING POLICIES

 Basis of consolidation

The unaudited condensed consolidated financial statements include the financial information of CIHI and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

3.	(LOSS) EARNINGS PER COMMON SHARE

(Loss) Earnings per common shares was computed as follows:

	Three months ended March 31, 2012 (unaudited)
	Loss	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$
Basic and diluted loss per common share
Net loss attributable to common stockholders	(481)	20,509,123	(0.02)

For the three months ended March 31, 2012, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted loss per common share are the same.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

3.                           (LOSS) EARNINGS PER COMMON SHARE (CONTINUED)

	Three months ended March 31, 2011 (unaudited)
	Income US$’000	Weighted average number of common stocks	Per common share amount US$
Basic earnings per common share
Net income attributable to common stockholders	2,059	20,006,958	0.10

Diluted earnings per common share
Net income attributable to common stockholders	2,059	20,006,958
Effect of potentially dilutive securities
Warrants	-	19,341

	2,059	20,026,299	0.10

For the three months ended March 31, 2011, common stock equivalents which potentially could dilute basic earnings per common stock in the future, and which were excluded from the computation of diluted earnings per common stock, as the effect would be anti-dilutive, totaled approximately 744,934 shares as of March 31, 2011.

4.                           STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2012, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 20,509,123 shares issued and outstanding.

During the three months ended March 31, 2012, no new share was issued.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

5.	INCOME TAXES

The Company’s principal subsidiaries in the PRC are subject to the PRC enterprise income tax (“EIT”) at a standard rate of 25% on an entity basis on their taxable net profits.

Fengtai Changda, before its deregistration in October 2011, was subject to EIT at a rate of 25%. However, a special tax exemption has been granted by the local government and Fengtai Changda was entitled to full exemption of EIT payable for its two years of operation starting from 2008 and followed by a 50% exemption of EIT payable for the following three years.

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises in the PRC do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any withholding tax on the retained earnings as of March 31, 2012 of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

5.	INCOME TAXES (CONTINUED)
(a) Income tax expenses comprised the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
	US$’000	US$’000
	(unaudited)	(unaudited)
Current taxes arising in the PRC:
For the period	452	606

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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2012 and 2011, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2012 and 2011, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of the provision for income tax expense. For the three months ended March 31, 2012 and 2011, no interest or penalties were recorded.

(b) Reconciliation from the expected income taxes expenses calculated with reference to the statutory tax rates in the PRC:

	Three months ended March 31, 2012	Three months ended March 31, 2011
	US$’000	US$’000
	(unaudited)	(unaudited)
Expected income tax (credit) expenses	(8)	666
Effect on tax incentives / holiday	-	(145)
Non-deductible items	124	99
Change in valuation allowance	340	-
Others	(4)	(14)
Income tax expenses	452	606

As of March 31, 2012, Changda Chemical had deductible temporary differences of approximately $435,000 and net operating loss carry forwards of approximately $925,000 available to offset future taxable income in the PRC. The net operating loss carry forwards will expire, if unused, in the year ending December 31, 2017. The deferred tax assets of Changda Chemical at March 31, 2012 consists of net operating loss carry forwards and deductible temporary differences and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these deferred tax assets will not be realized in the future.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these unaudited condensed consolidated financial statements, during the period and at balance sheet date, the Company had the following transactions and balances with related parties.

(a)     Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Stockholder of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Director of the Company
Mr. Craig Marshak	Ex-director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b)    Summary of related party transactions

	Three months ended March 31, 2012	Three months ended March 31, 2011
	US$’000	US$’000
	(unaudited)	(unaudited)
Key management personnel, including directors:
Short-term employee benefits	104	125

(c)   Summary of related party balances

	As of March 31, 2012	As of December 31,2011
	US$’000	US$’000
	(unaudited)
Loans from Mr. Zhu Hua Ran	1,153	1,146

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

6.                           RELATED PARTY TRANSACTIONS (CONTINUED)

(c)   Summary of related party balances (Continued)

	As of March 31, 2012	As of December 31, 2011
	US$’000	US$’000
Due from (included in other receivables)	(unaudited)
Mr. Zhu Xiao Ran	1	1

Due to (included in other payables)
Allhomely International Limited	1	1
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	308	296
Mr. Zhu Hua Ran	325	300
Mr. Charles Brock	7	7
Mr. Carsten Aschoff	29	26
Mr. Craig Marshak	22	20
Mr. Jan Panneman	78	70
Mr. David Cohen	23	20
	810	757

All the amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d)  Guarantee

Included in short-term interest bearing borrowings, there are bank loans of US$4,901,000 which are guaranteed by the Chairman and CEO of the Company.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

7.                           COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of March 31, 2012 and December 31, 2011, the Company had capital commitments for construction projects and purchase of machineries amounting to US$4,837,000 and US$5,120,000 respectively.

(b)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect of March 31, 2012:

As of March 31, 2012
US$’000
For the year ending December 31:
2012	7
2013	12
2014	5
2015	5
2016	5
Thereafter	180

Total	214

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,775,000 and buildings under property, plant and equipment with a net book value of approximately US$3,851,000, restricted cash of US$7,431,000 and inventories of US$3,742,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

For the three months period ended March 31, 2012, the Company recorded an impairment charge of $435,000 for equipment designated for the production of thiophene. The impairment charges were primarily the result of the expected decrease in market demand of the products in foreseeable future after considering the recent development of the eurozone.

The estimated aggregate fair value of the equipment impaired during the three months ended March 31, 2012 was approximately $949,000. These fair value estimates were derived from the resale value of similar equipments and fall within Level 2 of the fair value heirarchy.

10.	COUNTER-GUARANTEE

In conjunction with a guarantee provided by a third party for a bank loan of US$2,530,000 granted to Changda Fertilizer, Changda Fertilizer provided to this third party a counter-guarantee of banking facilities granted to this third party to the extent of US$3,162,000. The Company has not recognized a value for the counter-guarantee provided as its fair value has been assessed as insignificant.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

11.                         SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012 (unaudited)				Three months ended March 31, 2011 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	19,062	1,897	-	20,959	21,346	4,930	-	26,276
Cost of sales	(16,322)	(2,517)	-	(18,839)	(18,100)	(3,771)	-	(21,871)
Impairment of property, plant and equipment	-	(435)	-	(435)	-	-	-	-
Depreciation of property, plant and equipment	(87)	(56)	-	(143)	(30)	(96)	-	(126)
Amortization of intangible assets	(1)	-	-	(1)	-	-	-	-
Amortization of prepaid lease expenses	(12)	(4)	-	(16)	(12)	(4)	-	(16)
Interest income	14	-	-	14	7	-	-	7
Interest expense	(196)	(55)	-	(251)	(99)	(63)	(24)	(186)
Other segment income	20	14	-	34	3	1	-	4
Other segment expenses	(802)	(400)	(149)	(1,351)	(874)	(334)	(215)	(1,423)
Income taxes	(452)	-	-	(452)	(497)	(109)	-	(606)

Segment profit (loss)	1,224	(1,556)	(149)	(481)	1,744	554	(239)	2,059

Segment assets	57,385	19,164	38	76,587	47,140	18,416	740	66,296

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2012 and 2011

12.	PROMISSORY NOTES

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

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and the weighted average fair value of the original PN Warrants was estimated as US$0.02 per warrant at the date of modification using the Black-Scholes model.

During the three months ended March 31, 2012, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1 year outstanding and exercisable as of March 31, 2012. While as of December 31, 2011, there were 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 years outstanding.

13.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price		Weighted- average remaining life

Warrants outstanding and exercisable as of January 1, 2012	359,934	$	US3.60	8 days
Expired during the period	(350,267)	$	US3.60
Warrants outstanding and exercisable as of March 31, 2012	9,667	$	US4.70	184 days

The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at March 31, 2012 and the related exercise price of the underlying warrants, was US$0 for outstanding and exercisable warrants as of March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the results of operations of Changda International Holdings Inc. and its subsidiaries (collectively,”we.” “us,” “our,” or the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations and the Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Additional information relating to the Company can be found on the SEC’s website at www.sec.gov/edgar.shtml.

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

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of flame retardant and snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended March 31, 2012,  91% of our revenues ($19.1 million) were derived from our fertilizer products and 9% of our revenues ($1.9 million) were derived from our chemical products.

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

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased. Average sales prices of fertilizers increased during the first quarter 2012 compared to the same period for 2011.

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

Fertilizer Products

Our organic and inorganic fertilizer products are classified into the following categories:

●           Complex Fertilizers. These fertilizers contain two or three of the primary nutrients of nitrogen,phosphorus and potassium and are made by a process involving only chemical reactions between rawmaterials and intermediates.

●           Compound Fertilizers. Such fertilizers are produced by initiating chemical reactions between the threeprimary nutrients of nitrogen, phosphorous and potassium during the production process. We haveexpanded our product offerings to include a microbial organic-inorganic compound fertilizer which (i) helps plants secure nitrogen from the air, (ii) facilitates plants’ absorption of useful minerals such as phosphorus and potassium from the soil and (iii) enhances stress resistance by the plants. The combination of the organic and inorganic elements enhances soil fertility and crop yield respectively.

●           Slow-Release Compound Fertilizer . This group of fertilizers allows fertilizer nutrients to be released overa period of time, enabling plants to absorb most of the nutrients and enhance yield rate.  We have alsodeveloped controlled-release fertilizers.

Our products sold through our distributor, China Post under the “FENGTAI WOSIDA” brand.  We have entered into a distribution agreement with China Post whereby China Post has the exclusive right to sell our products under the “FENGTAI WOSIDA” brand in the Shandong Province.  In order to distribute our products throughout the Shandong Province, we have to enter into a sales agency agreement with a local branch of China Post that covers a particular region within the Shandong province.  Currently we have entered into sales agency agreements with 10 local branches of China Post, all of which are substantially on the same terms and expire on December 31, 2012.  While we are not dependent on any one local branch of China Post for the distribution of our products, any inability to renew any sales agency agreement or if such agreements are renewed on terms less favorable to us with any local branch of China Post, will limit our ability to distribute our product within the Shandong Province and could have an adverse effect on our financial condition.  We sell our products throughout China, including the Shandong Province, under two different brand names, including the “CHANGDA” brand, to maximize the sale of our fertilizer products in the same market through a variety of different distribution channels.

 For the period ended March 31, 2012, our top ten selling fertilizers were as follows:
Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty fertilizer	S-Compound	4,147,421	21%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	3,226,837	17%
3	New fertilizer (slow release) 18-9-18	Slow Compound	2,099,248	11%
4	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	1,926,111	10%
5	Chlorine 24-8-8	Slow Compound	1,819,625	9%
6	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,753,250	9%
7	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	1,667,453	9%
8	New fertilizer (slow release)	Slow Compound	1,516,427	8%
9	Water flush fertilizer	Compound	828,228	4%
10	Nitric phosphate	Export Fertilizer	70,828	1%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the quarter ended March 31, 2012 of approximately $13,517,000 and $ 5,545,000, respectively or 71% and 29% of our revenues of fertilizers.

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

Our chemical products, which had the highest sales volumes for the period ended March 31, 2012, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Deicing Salt	1,171,934	62%
2	Flame Retardant	659,513	35%
3	Calcium Chloride	42,748	2%

Results of Operations

Three months ended March 31, 2012 as compared to the three months  ended March 31, 2011

The following tables set forth our summary statement of operations data for the three months ended March 31, 2012 and 2011, and our summary balance sheet as of March 31, 2012 and 2011.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.
Selected Balance Sheet Data	As of March 31,
	2012	2011
Balance Sheet Information:	US$'000
Working capital	$15,026	$16,198
Total assets	76,587	66,296
Total liabilities	35,848	28,468
Additional Paid-In Capital	7,240	7,098
Accumulated Profit	26,700	25,027
Stockholders’ equity	40,739	37,828

	Three months ended
Selected Statement of Operations Data:	March 31,
	2012	2011
	US$'000
INCOME
Operating revenues
Chemical	1,897	4,930
Fertilizer	19,062	21,346
Total	$20,959	$26,276

COST OF SALES
Chemical	2,517	3,771
Fertilizer	16,322	18,100
Total	$18,839	$21,871

GROSS PROFIT
Chemical	(620)	1,159
Fertilizer	2,740	3,246
Total	$2,120	$4,405

OPERATING EXPENSES
Impairment of property, plant and equipment	435	-
Administrative expenses	1,511	1,565
Finance expense	251	186
Other income	(48)	(11)
Total Operating Expenses	$2,149	$1,740

TAX	452	606

NET (LOSS) INCOME	$(481)	$2,059

Operating Revenues

Revenues for the three months ended March 31, 2012 of approximately $20,959,000, decreased approximately $5,317,000 or 20% from $26,276,000 for the three months ended March 31, 2011. Chemical sales volume for the three months ended March 31, 2012 totaled approximately 16,847 tonnes, representing a decrease of approximately 13,225 tonnes from sales volume of approximately 30,072 tonnes for the three months ended March 31, 2011.  The sales volume of de-icing salt, other salts, and calcium chloride during 2012 decreased compared to 2011 as the demand for these products were lower in 2012 when China experienced an unusually mild winter season. The sales volume of flame retardant and thiophene also decreased during the three months ended March 31, 2012 compared to the same period in 2011.  As a result of the decrease in the volume of sales of chemical products, sales revenue for the three months ended March 31, 2012 of approximately $1,897,000, decreased approximately $3,033,000 or 62% from $4,930,000 for the three months ended March 31, 2011. Fertilizer sales volume for the three months ended March 31, 2012 of approximately 47,530 tonnes decreased approximately 8,847 tonnes compared to the sales volume of approximately 56,377 tonnes for the three months ended March 31, 2011.  Sales of fertilizer products decreased by approximately $2,284,000 or 11% due primarily to the decrease in the sales volume resulting from the reduction in total production capacity due to the closing of the old plant, partially offset by the increase in average sales price of the best-selling fertilizer products during the three months ended March 31, 2012 by approximately 8.7%.

Cost of Sales

Total cost of sales for the three months ended March 31, 2012 was approximately $18,839,000 or 90% of operating revenues compared to approximately $21,871,000 or 83% of operating revenues for the three months ended March 31, 2011.  Chemical products cost of sales for the three months ended March 31, 2012 was approximately $2,517,000 or 133% of chemical operating revenues.  Chemical products cost of sales for the three months ended March 31, 2011 was approximately $3,771,000 or 76% of chemical operating revenues. The decrease in the cost of sales of chemical products of approximately $1,254,000 resulted from the increase in the cost of production related to the Company’s new flame retardant product, partially offset by the decrease in sales volume.  Fertilizer products cost of sales for the three months ended March 31, 2012 was approximately $16,322,000 or 86% of fertilizer operating revenues. Fertilizer products cost of sales for the three months ended March 31, 2011 was approximately $18,100,000 or 85% of fertilizer operating revenues.  The decrease in cost of sales of fertilizer products of approximately $1,778,000 resulted from the increase in the cost of the major raw materials used in production, partially offset by the decrease in sales volume.

Gross Profit (loss)

Total gross profit for the three months ended March 31, 2012 was approximately $2,120,000 or 10% of operating revenues compared to approximately $4,405,000 or 17% of operating revenues for the three months ended March 31, 2011. Chemical products gross profit for the three months ended March 31, 2012 was approximately ($620,000) or (33%) of chemical operating revenues.  Chemical products gross profit for the three months ended March 31, 2011 was approximately $1,159,000 or 24% of chemical operating revenues.  The decrease in the gross profit from the sales of chemical products of approximately $1,779,000 resulted mainly from the decrease in sales volume and sales price of the Company’s new flame retardant product as well as the increase in the cost of production related to the  flame retardant product.  Fertilizer products gross profit for the three months ended March 31, 2012 was approximately $2,740,000 or 14% of fertilizer operating revenue.  Fertilizer products gross profit for the three months ended March 31, 2011 was approximately $3,246,000 or 15% of fertilizer operating revenue.  The decrease in the gross profit of fertilizer products of approximately $506,000 resulted mainly from the decrease in sales volume, offset by the increase in the average sales price of the best-selling fertilizer products during the three months ended March 31, 2012 by approximately 8.7%.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, freight charges, depreciation, amortization, and general and administrative expenses. Operating expenses amounted to approximately $1,946,000, or 9% of operating revenues for the three months ended March 31, 2012 as compared to approximately $1,565,000, or 6% of operating revenues for the three months ended March 31, 2011. The increase in operating expenses between the two periods is approximately $381,000, primarily due to the impairment charge of $435,000 recorded by the company for the three months ended March 31, 2012.  The impairment charge was for the equipment used in the production of thiophene, a chemical product, for which a decrease in market demand is expected in the foreseeable future given then recent development in the eurozone. Other than this impairment charge,  no expenses incurred during the three months ended March 31, 2012 that differed materially from those incurred for the same period in 2011.

Income Taxes

The Company is subject to effective tax rates of 1559% and 23% for the three months ended March 31, 2012 and 2011, respectively. The income tax expense was approximately $452,000 for the three months ended March 31, 2012 and approximately $606,000 for same period in 2011.

Net Income (loss)

The company’s net loss for the  three months ended March 31, 2012 amounted to approximately $481,000.  The company’s net income for the three months ended March 31, 2011 amounted to approximately $2,059,000.  The decrease in net income of approximately $2,540,000 was largely due to the decrease in operating revenues and the resulting decrease in gross profit as well as the recognition of the impairment of property, plant and equipment.  Net income as a percentage of operating revenues approximated (2%) and 8% for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2012 and 2011 amounted to approximately $2,771,000 and $730,000, respectively.  The increase of approximately $2,041,000 was primarily due to the decrease in net income and increase in trade and other receivables.

In 2009, the price of the key raw materials necessary for the manufacturing of our fertilizers, namely urea and potassium, had started to recover although the markets had become more volatile.  Management decided that in order to limit the risks of exposure to market volatility and sudden price increases, it was beneficial to take advantage of the reduced price offered by raw material suppliers in December 2009 and entered into agreements with said suppliers at contracted prices with prepayment deposit for substantial delivery of the materials during the first quarter of 2010.  This option would enable us to maintain our gross profit ratio despite the likelihood of an increase in the price of raw materials.  Furthermore, the purchase of the inventory items were made in anticipation of increased sales of fertilizer for the second quarter of 2010, which is considered a planting season.  Through the first quarter of 2012 and fiscal 2011, we continued to make prepayment deposits for raw materials as the return on the investment has been beneficial to the company in terms of hedging against raw material price increases.

Investment Activities

Net cash used for investment activities for the three months ended March 31, 2012 and 2011 amounted to approximately $2,279,000 and $6,647,000, respectively.  This decrease of approximately $4,368,000 was mainly due to the decrease in acquisition of property, plant and equipment and in the allotment of restricted cash in 2012.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 amounted to approximately $5,692,000 and $8,596,000, respectively.  This represents an decrease of approximately $2,904,000 which was primarily due to the net decrease in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant and a fertilizer warehouse. We have already invested a total of $10,001,000 into our Heze plant and $2,171,000 into our fertilizer warehouse through March 31, 2012. However, an additional $4,109,000 is needed to complete the Heze plant construction, and an additional $728,000 is needed to complete the fertilizer warehouse.

To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as research and development activities, including advancing our current product development activities and construction of the Heze Plant. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2012, although current economic and market conditions will make it challenging for us to do so.

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

The fair value of the modified PN Warrants was estimated as US$0.11 per warrant and weighted average fair value of the original PN Warrant was estimated as US$0.02 per warrant at the date of modification using the Black- Scholes model.

During the three months ended March 31, 2012, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1 year outstanding and exercisable as of March 31, 2012. While as of December 31, 2011, there were 495,000 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 years outstanding.

On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured interest free loan in the amount of $314,233 . The loan is not subject to any interest. The loan is payable on demand.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,053,388. The loan was due and payable on March 8, 2011. The interest rate is 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On March 14, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $3,142,333 until March 13, 2012. The executed interest rate is 8.484% per annum.  This loan was fully paid on March 11, 2012. On March 16, 2012, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $3,162,205 until March 15, 2013. The executed interest rate is 9.184% per annum.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $610,678. The loan was due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical. On March 30, 2011, we entered into an agreement with Bank of Weifang New Worker Village Branch to extend the loan in the amount of $628,466 on the same terms until March 21, 2012, while the executed interest rate is 8.484% per annum. This loan was fully paid on March 20, 2012. On March 23, 2012, we entered into an agreement with Bank of Weifang New Worker Village Branch to extend the loan in the amount of $632,441 on the same terms until March 22, 2013, while the executed interest rate is 9.184% per annum.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan was due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $763,347. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum. On March 2, 2011, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan in the amount of $785,583 until March 2, 2012.  The interest rate is 30% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.878% per annum. This loan was fully paid on March 1, 2012. On March 13, 2012, Changda Fertilizer entered into a loan contract with China Merchant Bank, Weifang Branch, to extend the loan in the amount of $790,551 until March 15, 2013. The executed interest rate is 9.184% per annum.

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $229,004. The loan was due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer. On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.  On October 27, 2011, the loan in the amount of $237,165 was further extended until October 25, 2012.

On March 23, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, for a loan in the amount of $1,571,166 . The loan is due and payable on March 22, 2012. The interest rate is 10% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate of 6.666% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Food Company Limited, Changda Chemical, and Qingran Zhu.  This loan was fully paid on March 21, 2012. On March 23, 2012, Changda Fertilizer entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, to extend the loan in amount of $1,581,103 until March 22, 2013. The interest rate is 15% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate of 7.54% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Food Company Limited, Changda Chemical, Qingran Zhu and secured by the inventories of Changda Fertilizer which not more than $4,940,946.

On July 26, 2011, Changda Fertilizer entered into a loan contract with Zheshang Bank of China, Jinan Branch , for a loan in the amount of $1,739,213 . The loan is due and payable on July 25, 2012. The interest rate is 6.56% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfa Ocean Chemical Industry Co., Ltd. The Chairman and CEO of Changda Fertilizer also signed a personal guarantee for this loan.

On August 2, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Zhejiang Bank of China , Jinan Branch, for the note payable in the amount of $3,142,332 . The note payable was due and payable on February 2, 2012. The note payable is secured by the bank deposit placed in Zhejiang Bank, Jinan Branch, with an amount of $3,142,332 . This loan was fully paid on February 3, 2012.

On September 26, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $3,927,915 . The note payable was due and payable on March 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $ 1,571,166 . This loan was fully paid on March 25, 2012. On March 27, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, to extend the note payable in the amount of $4,743,308. The note payable was due and payable on September 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $2,371,654.

On October 9, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,581,103.  The loan is guaranteed by the land use right and factory building of Changda Chemical.  The loan is due and payable on October 9, 2012. The interest rate is 7.22 % per annum. Interest is payable on a monthly basis.

On October 20, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $790,551.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 19, 2012.  The interest rate is 9.184 % per annum.  Interest is payable on a monthly basis.

On October 24, 2011, Weifang Changda Chemical Co., Ltd. entered into a Bank’s acceptance bill contract with Bank of Weifang, New Worker Village Branch, for the note payable in the amount of $790,551.  The note payable is secured by the $790,551 cash deposited with Bank of Weifang, New Worker Village Branch.  This loan is due and payable on April 24, 2012.

On October 25, 2011, , Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $790,551.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 24, 2012.  The interest rate is 9.184 % per annum.  Interest is payable on a monthly basis.

On October 28, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $628,466.  The loan is guaranteed by sales contracts with third parties valued at approximately $1,038,000.  The loan was due and payable on January 8, 2012.  The interest rate is 9.184 % per annum.  Interest is payable on a monthly basis. On January 20, 2012, we entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $632,441 until May 20, 2012. The interest rate is 9.184% per annum. The loan is guaranteed by sales contract with third parties valued at approximately $795,500.

On December 22, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with China Minsheng Banking Corp., Ltd., Weifang Branch, for the note payable in the amount of $948,662.  The note payable is secured by the $474,331 cash deposited with China Minsheng Banking Corp., Ltd., Weifang Branch.  This loan is due and payable on June 22, 2012.

On January 13, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with China Minsheng Banking Corp., Ltd., Weifang Branch, for the note payable in the amount of $2,213,544. The note payable is secured by the $1,106,772 cash deposited with China Minsheng Banking Corp., Ltd., Weifang Branch. This loan is due and payable on July 13, 2012.

On January 16, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Indsustrial Bank Co., Ltd., Weifang Branch, for a loan in the amount of $790,551. The loan is due and payable on January 15, 2013. The interest rate is 9.184% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfer Ocean Chemical Industry Co., Ltd. The Chairman and CEO of Changda Fertilizer also signed a personal guarantee for this loan.

On February 10, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Bank of Weifang, New Worker Village Branch, for the note payable in the amount of $316,221. The note payable is secured by the $316,221 cash deposited with Bank of Weifang, New Worker Village Branch. This loan is due and payable on August 10, 2012.

On March 19, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Industrial Bank Co., Ltd., Weifang Branch, for the note payable in the amount of $4,743,308. The note payable is secured by the $2,371,654 cash deposited with Industrial Bank Co., Ltd, Weifang Branch. This loan is due and payable on September 19, 2012.

While we have interest bearing loans and notes payable in the aggregate principal amount of $26,484,000 which are due on or before March 22, 2013, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of March 31, 2012 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$214	$7	$17	$10	$180
Loans, Notes and Other Borrowings
Notes payable	$13,756	$13,756	$-	$-	$-
Shareholders’ loans	$1,153	$1,153	$-	$-	$-
Short-term interest-bearing borrowings	$12,728	$12,728	$-	$-	$-
Total Loans, Notes and Other Borrowings	$27,637	$27,637	$-	$-	$-

Total Contractual Obligations:	$27,851	$27,644	$17	$10	$180

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this ASU only requires enhanced disclosure, the adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

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

  As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2012 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	Xbrl Instance Document*

EX-101.SCH	Xbrl Taxonomy Extension Schema Document*

EX-101.CAL	Xbrl Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document*

EX-101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document*

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

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2012
/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)