Form 10-Q
period 2012-06-30
Changda International Holdings, Inc.
filed 2012-08-15
CIK 1417624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-53566

CHANGDA INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0521484 (I.R.S. Em ployer Identification No.)
10 th Floor Chenhong Building No. 301 East Dong Feng Street Weifang, Shandong, People’s Republic of China (Address of principal executive offices)	261041 (Zip Code)
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

As of August 12, 2012, there are presently 20,509,123 shares of common stock, par value $0.001 issued and outstanding.

FORM 10-Q
CHANGDA INTERNATIONAL HOLDINGS, INC.

Changda International Holdings, Inc.

Condensed Consolidated Balance Sheets

		As of June 30, 2012	As of December 31, 2011
	Note	US$’000	US$’000
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents		11,987	12,803
Restricted cash		6,657	5,970
Trade and other receivables, net		25,710	18,976
Inventories		6,405	5,203
Prepaid lease payments, net		66	65

Total current assets		50,825	43,017

Intangible assets		5	5
Property, plant and equipment, net		25,215	23,662
Prepaid lease payments, net		2,947	2,953

Total assets		78,992	69,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables		7,321	5,707
Notes payable		12,522	8,798
Shareholders’ loans	6(c)	1,132	1,146
Short-term interest-bearing borrowings		15,296	11,862
Income tax payables		510	357

Total current liabilities		36,781	27,870

Deferred government grants		814	816

Total liabilities		37,595	28,686

Commitments and contingencies	7

Stockholders’ equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 20,509,123 shares issued and outstanding as of June 30, 2012 and December 31, 2011	4	21	21
Additional paid-in capital		7,240	7,240
Statutory reserves		2,543	2,543
Accumulated other comprehensive income		4,341	3,966
Accumulated profits		27,252	27,181

Total stockholders’ equity		41,397	40,951

Total liabilities and stockholders’ equity		78,992	69,637

 The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

		Six months ended June 30,		Three months ended June 30,
	Note	2012	2011	2012	2011
		US$’000	US$’000	US$’000	US$’000
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues		43,233	56,965	22,274	30,689

Cost of sales		(38,894)	(47,539)	(20,055)	(25,668)

Gross profit		4,339	9,426	2,219	5,021

Operating expenses
Impairment of property, plant and equipment	9	(435)	-	-	-
Depreciation of property, plant and equipment		(285)	(200)	(142)	(74)
Amortization of intangible assets		(1)	-	-	-
Amortization of prepaid lease expenses		(33)	(32)	(17)	(16)
Selling, general and administrative expenses		(2,470)	(2,905)	(1,119)	(1,482)

Operating income		1,115	6,289	941	3,449

Other income		38	20	4	16
Interest income		38	32	24	25
Interest expenses		(516)	(414)	(265)	(228)
Other finance cost		-	(142)	-	(142)

Income before income taxes		675	5,785	704	3,120

Income taxes	5	(604)	(1,300)	(152)	(694)

Net income		71	4,485	552	2,426

Other comprehensive income
Foreign currency translation adjustment		375	817	106	583

Total comprehensive income		446	5,302	658	3,009

Earnings per common share($)	3
Basic		0.003	0.22	0.03	0.12
Diluted		0.003	0.22	0.03	0.12

Weighted average number of common shares outstanding	3
Basic		20,509,123	20,259,428	20,509,123	20,509,123
Diluted		20,509,123	20,288,973	20,509,123	20,512,689

  The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2012	Six months ended June 30, 2011
	US$’000	US$’000
	(unaudited)	(unaudited)
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net income	71	4,485
Adjustment to reconcile net income to net cash provided by operating activities
Impairment of property, plant and equipment	435	-
Depreciation of property, plant and equipment	1,329	1,009
Amortization of prepaid lease payments	33	32
Amortization of intangibles assets	1	-
Exchange differences	(4)	98
Government grants recognized	(9)	(9)
Cost of warrants issued	-	142
Loss on disposal of property, plant and equipment	-	11
Changes in operating assets and liabilities:
Inventories	(1,156)	(3,880)
Trade and other receivable, net	(6,568)	1,611
Trade and other payables	1,579	1,040
Income tax payables	150	(8)
Net cash (used in) provided by operating activities	(4,139)	4,531

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	-	16
Purchase of property, plant and equipment	(3,107)	(4,341)
New restricted cash	(634)	(3,868)
Net cash used in investing activities	(3,741)	(8,193)

CASH FLOWS FROM FINANCING ACTIVITIES
New bank and other loans raised	14,425	15,587
Repayment of bank and other loans	(7,474)	(5,724)
Net cash provided by financing activities	6,951	9,863

Net (decrease) increase in cash and cash equivalents	(929)	6,201

Cash and cash equivalents at beginning of period	12,803	9,364

Effect on exchange rate changes	113	181

Cash and cash equivalents at end of period	11,987	15,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the period, cash was paid for the following:
Income taxes	453	1,307
Interest	516	414

	969	1,721

The financial statements should be read in conjunction with the accompanying notes.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements present the consolidated financial position of Changda International Holdings, Inc. (“CIHI”) and its subsidiaries (together “the Company”) as of June 30, 2012 and December 31, 2011, and its results of operations for the three months and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.

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

The principal subsidiaries of CIHI after the Share Exchange Transaction and as of June 30, 2012 are Weifang Changda Chemical Co., Ltd. (“Changda Chemical”) and Weifang Changda Fertilizer Co., Ltd. (“Changda Fertilizer”). Changda Chemical is a limited liability company incorporated in the People’s Republic of China (the “PRC”).  Changda Chemical’s registered office is located at Weifang Ocean Chemical Industry Developing Zone Industry Area, Shandong, PRC.  The principal activity of Changda Chemical is manufacturing of snow melting agent, drugs intermediate and flame retardants.   Changda Fertilizer is limited liability company incorporated in the PRC. The registered office of Changda Fertilizer is located at Weifang Binhai Development Zone, Shandong, PRC.  The principal activity of Changda Fertilizer is manufacturing and trading of fertilizers.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed on April 16, 2012 for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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
For the six months ended June 30, 2012 and 2011

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

Recent Accounting Pronouncements
As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3.	EARNINGS PER COMMON SHARE
Earnings per common shares was computed as follows:

	Six months ended June 30, 2012			Three months ended June 30, 2012
	Income	Weighted average number of common shares outstanding	Per common share amount	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$	US$’000		US$
Basic earnings per common stock
Net income attributable to common stockholders	71	20,509,123	0.003	552	20,509,123	0.03

For the three months and six months ended June 30, 2012, all potentially dilutive instruments have an anti-dilutive effect. Accordingly, the basic and diluted earnings per common stock are the same.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

3.	EARNINGS PER COMMON SHARE (CONTINUED)

	Six months ended June 30, 2011			Three months ended June 30, 2011
	Income	Weighted average number of common shares outstanding	Per common share amount	Income	Weighted average number of common shares outstanding	Per common share amount
	US$’000		US$	US$’000		US$
Basic earnings per common share
Net income attributable to common stockholders	4,485	20,259,428	0.22	2,426	20,509,123	0.12
Diluted earnings per common share
Net income attributable to common stockholders	4,485	20,259,428	0.22	2,426	20,509,123	0.12
Effect of potentially dilutive securities warrants	-	29,545	-	-	3,566	-
	4,485	20,288,973	0.22	2,426	20,512,689	0.12

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

4.	STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2012, the Company has 100,000,000 shares of common stock with a par value of $0.001 per share authorized and 20,509,123 shares issued and outstanding.

There was no movement of common stock during the six months ended June 30, 2012.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its foreign invested enterprises in the PRC do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any withholding tax on the retained earnings as of June 30, 2012 of its foreign invested enterprises in the PRC.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

5.	INCOME TAXES (CONTINUED)
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

Subject to the provision of ASC Topic 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2012, the Company has identified the jurisdictions at PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of June 30, 2012, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of the provision for income tax expense. For the six months ended June 30, 2012 and 2011, no interest or penalties were recorded.

As of June 30, 2012, Changda Chemical had deductible temporary differences of approximately $435,000 and net operating loss carry forwards of approximately $321,000 available to offset future taxable income in the PRC. The net operating loss carry forwards will expire, if unused, in the year ending December 31, 2017. The deferred tax assets of Changda Chemical at June 30, 2012 consists of net operating loss carry forwards and deductible temporary differences and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these deferred tax assets will not be realized in the future.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these unaudited condensed consolidated financial statements, during the period and at balance sheet date, the Company had the following transactions and balances with related parties.

(a) Relationship of related parties

Party	Existing relationship with the Company
Mr. Zhu Qing Ran	Chairman and Chief Executive Officer (“CEO”)
Mr. Zhu Xiao Ran	Stockholder of the Company
Geo Genesis Group Inc.	Stockholder of the Company
Allhomely International Limited	Stockholder of the Company
Mr. Zhu Hua Ran	Director of the Company
Mr. Charles Brock	Director of the Company
Mr. Carsten Aschoff	Ex-director of the Company
Mr. Craig Marshak	Ex-director of the Company
Mr. Jan Panneman	Key management of the Company
Mr. David Cohen	Director of the Company

(b) Summary of related party transactions

	Six months ended June 30,		Three months ended June 30,

	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000
Key management personnel, including directors:
Short-term employee benefits	227	247	123	125

(c) Summary of related party balances

	As of June 30, 2012	As of December 31,2011
	US$’000	US$’000
	(unaudited)
Loans from Mr. Zhu Hua Ran	1,132	1,146

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of related party balances (Continued)

	As of June 30, 2012	As of December 31, 2011
	US$’000	US$’000
Due from (included in other receivables)	(unaudited)
Mr. Zhu Xiao Ran	1	1
Mr. Craig Marshak	1	-
	2	1

Due to (included in other payables)
Allhomely International Limited	1	1
Geo Genesis Group Inc.	17	17
Mr. Zhu Qing Ran	339	296
Mr. Zhu Hua Ran	350	300
Mr. Charles Brock	7	7
Mr. Carsten Aschoff	2	26
Mr. Craig Marshak	-	20
Mr. Jan Panneman	8	70
Mr. David Cohen	3	20
	727	757

All the amounts due from/to related parties and directors are unsecured, interest-free and have no fixed repayment term.

(d) Guarantees

Included in short-term interest bearing borrowings, there are bank loans of US$4,914,000 which are guaranteed by the Chairman and CEO of the Company, and a bank loan of US$3,170,000 which is guaranteed by the Chairman and CEO of the Company and his spouse.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

7.	COMMITMENTS AND CONTINGENCIES

(a) Capital commitments

As of June 30, 2012 and December 31, 2011, the Company had capital commitments for construction projects and purchase of machineries amounting to US$5,352,000 and US$5,120,000 respectively.

(b) Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect of June 30, 2012:

As of June 30, 2012
US$’000
For the year ending December 31:
2012	7
2013	12
2014	5
2015	5
2016	5
Thereafter	181

Total	215

8.	PLEDGE OF ASSETS

The Company has pledged prepaid lease payments with a net book value of approximately US$1,769,000 and buildings under property, plant and equipment with a net book value of approximately US$3,746,000, restricted cash of US$6,657,000, inventories of US$4,885,000 and trade receivable of US$3,635,000 to secure general banking facilities granted to Changda Chemical and Changda Fertilizer.

9.	IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

For the six months period ended June 30, 2012, the Company recorded an impairment charge of $435,000 for equipment designated for the production of thiophene. The impairment charges were primarily the result of decrease in market demand of the products.

The estimated aggregate fair value of the equipment impaired during the six months ended June 30, 2012 was approximately $873,000. The fair value estimate was derived from the market value of similar equipment and fall within Level 2 of the fair value hierarchy.

10.	COUNTER-GUARANTEE

In conjunction with a guarantee provided by a third party for a bank loan of US$2,536,000 granted to Changda Fertilizer, Changda Fertilizer provided to this third party a counter-guarantee of banking facilities granted to this third party to the extent of US$3,170,140. The Company has not recognized a value for the counter-guarantee provided as its fair value has been assessed as insignificant.

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

11.	SEGMENT REPORTING

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”) and based on the nature of revenue, the Company is organized into two business segments, consisting of (i) Fertilizer, and (ii) Chemical, which includes mainly snow melting agent, thiophene, flame retardant, calcium chloride and magnesium chloride.

The following table summarizes financial information for each of the business segments for the six months ended June 30, 2012 and 2011.

	Six months ended June 30, 2012 (unaudited)				Six months ended June 30, 2011 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	36,892	6,341	-	43,233	47,375	9,590	-	56,965
Cost of sales	(32,605)	(6,289)	-	(38,894)	(40,114)	(7,425)	-	(47,539)
Depreciation of property, plant and equipment	(174)	(111)	-	(285)	(60)	(140)	-	(200)
Amortization of intangible assets	(1)	-	-	(1)	-	-	-	-
Amortization of prepaid lease expenses	(25)	(8)	-	(33)	(24)	(8)	-	(32)
Impairment on property, plant and equipment	-	(435)		(435)	-	-	-	-
Interest income	25	13	-	38	30	2	-	32
Interest expense	(408)	(108)		(516)	(246)	(144)	(24)	(414)
Other segment income	24	14	-	38	9	11	-	20
Other segment expenses	(1,615)	(566)	(289)	(2,470)	(1,835)	(621)	(449)	(2,905)
Other finance cost	-	-	-	-	-	-	(142)	(142)
Income taxes	(604)	-	-	(604)	(1,088)	(212)	-	(1,300)
Segment profit (loss)	1,509	(1,149)	(289)	71	4,047	1,053	(615)	4,485

Segment assets	61,218	17,760	14	78,992	49,233	21,270	573	71,076

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

11.	SEGMENT REPORTING (CONTINUED)

The following table summarizes financial information for each of the business segments for the three months ended June 30, 2012 and 2011.

	Three months ended June 30, 2012 (unaudited)				Three months ended June 30, 2011 (unaudited)
	Fertilizer	Chemical	All other	Consolidated	Fertilizer	Chemical	All other	Consolidated
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Operating revenue	17,830	4,444	-	22,274	26,029	4,660	-	30,689
Cost of sales	(16,282)	(3,773)	-	(20,055)	(22,014)	(3,654)	-	(25,668)
Depreciation of property, plant and equipment	(87)	(55)	-	(142)	(30)	(44)	-	(74)
Amortization of intangible assets	-	-	-	-	-	-	-	-
Amortization of prepaid lease expenses	(13)	(4)	-	(17)	(12)	(4)	-	(16)
Interest income	11	13	-	24	23	2	-	25
Interest expense	(213)	(52)	-	(265)	(147)	(81)	-	(228)
Other segment income	4	-	-	4	6	10	-	16
Other segment expenses	(814)	(165)	(140)	(1,119)	(961)	(287)	(234)	(1,482)
Other finance cost	-	-	-	-	-	-	(142)	(142)
Income taxes	(152)	-	-	(152)	(591)	(103)	-	(694)
Segment profit (loss)	284	408	(140)	552	2,303	499	(376)	2,426

Segment assets	61,218	17,760	14	78,992	49,233	21,270	573	71,076

Changda International Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2012 and 2011

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

During the six months ended June 30, 2012, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 0.75 year outstanding and exercisable as of June 30, 2012. While as of December 31, 2011, there were 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 year outstanding.

13.	STOCK BASED COMPENSATION

	Number of warrants	Weighted- average exercise price		Weighted- average remaining life

Warrants outstanding and exercisable as of January 1, 2012	359,934	$	US3.60	8 days
Expired during the period	(350,267)	$	US3.60
Warrants outstanding and exercisable as of June 30, 2012	9,667	$	US4.70	93 days

The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at June 30, 2012 and the related exercise price of the underlying warrants, was US$0 for outstanding and exercisable warrants as of June 30, 2012.

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

Overview of the Business

We are engaged in developing, manufacturing and the selling of (i) microbial organic and inorganic compound fertilizers and (ii) chemical products, primarily consisting of flame retardant and snow melting products. We have more than 10 fertilizer product lines which are sold under the “CHANGDA” and “FENGTAI WOSIDA” brands.  Our proprietary product lines are marketed and sold to distributors which in turn sell our products to farmers. For the quarter ended June 30, 2012, 80% of our revenues (approximately $17,830,000) were derived from our fertilizer products and 20% of our revenues (approximately $4,444,000) were derived from our chemical products.

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

From the end of 2009 through the first quarter of 2010, prices of fertilizer raw materials dropped at a rate lower than what occurred from 2008 to 2009.   While prices of raw materials continued to drop during the first quarter of 2010, based upon presentation made at the 78th Fertilizer Industry Association Annual Conference on Fertilizer Outlook 2010 - 2014 made in Paris, France in June 2010, as management believed, the trend stopped and prices began to increase in 2010 as the demand for fertilizer products increased. Average sales prices of fertilizers increased during the first half of 2012 compared to the same period for 2011.

Seasonality of Sales

We experience seasonal variations in our revenues and our operating costs due to the farming season. The peak selling seasons for our fertilizer products are the first, second and fourth quarters of the year. These periods are the planting and crop-growing months, which boost fertilizer sales. The third quarter of the year is harvest season, hence the low demand for our fertilizer products. The peak selling seasons for our snow melting product have been typically the first and fourth quarters of the year, which are the winter season in China when there is strong demand for deicing salt, calcium chloride and salt.  The second and third quarter of the year is typically the peak season for flame retardant, during which there is strong demand for construction projects.

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

For the quarter ended June 30, 2012, our top ten selling fertilizers were as follows:

Ranking	Products	Type of Fertilizer	Revenues (US$)	Percent in total Revenues of our Fertilizer Products

1	Specialty fertilizer	S-Compound	3,535,543	20%
2	Silicon calcium and magnesium soil conditioner 8-6-10-5-15	Soil Conditioner	3,071,418	17%
3	Chlorine 24-8-8	Slow Compound	2,262,113	13%
4	Silicon calcium and magnesium soil conditioner 10-5-20	Soil Conditioner	1,717,128	10%
5	New fertilizer (slow release) 18-9-18	Slow Compound	1,626,180	9%
6	Organic and inorganic fertilizer (bio) 12-5-8	M-O Compound	1,593,645	9%
7	New fertilizer (slow release) 16-8-16	Slow Compound	1,576,838	9%
8	Organic and inorganic fertilizer (bio) 15-7-8	M-O Compound	1,543,518	9%
9	Water flush fertilizer	Compound	764,605	4%
10	S 15-15-15	S-Compound	29,234	1%

Our fertilizers sold under the “FENGTAI WOSIDA” and “CHANGDA” brands had sales volumes for the quarter ended June 30, 2012 of approximately $12,050,000 and $5,780,000, respectively or 68% and 32% of our revenues of fertilizers.

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

Our chemical products, which had the highest sales volumes for the quarter ended June 30, 2012, are listed below:

Ranking	Product Names	Revenues (US$)	Percent in total Revenues of our Chemical Products
1	Flame Retardant	4,121,376	93%
2	Deicing Salt	237,040	5%
3	Thiopene	74,115	2%

Results of Operations

Three and six months ended June 30, 2012 as compared to the three and six months  ended June 30, 2011

The following tables set forth our summary statement of operations data for the three and six months ended June 30, 2012 and 2011, and our summary balance sheet as of June 30, 2012 and 2011.

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP.

Selected Balance Sheet Data	As of June 30,
	2012	2011
Balance Sheet Information:	US$'000
Working capital	$14,044	$18,167
Total assets	78,992	71,076
Total liabilities	37,595	30,088
Additional Paid-In Capital	7,240	7,249
Accumulated Profit	27,252	27,477
Stockholders’ equity	41,397	40,988

	Six Months Ended		Three Months Ended
Selected Statement of Operations Data:	June 30,		June 30,
	2012	2011	2012	2011
	US$'000		US$'000
INCOME
Operating revenues
Chemical	6,341	9,590	4,444	4,660
Fertilizer	36,892	47,375	17,830	26,029
Total	$43,233	$56,965	$22,274	$30,689

COST OF SALES
Chemical	6,289	7,425	3,773	3,654
Fertilizer	32,605	40,114	16,282	22,014
Total	$38,894	$47,539	$20,055	$25,668

GROSS PROFIT
Chemical	52	2,165	671	1,006
Fertilizer	4,287	7,261	1,548	4,015
Total	$4,339	$9,426	$2,219	$5,021

OPERATING EXPENSES
Impairment of property, plant and equipment	435	-	-	-
Administrative expenses	2,789	3,137	1,278	1,572
Finance expense	516	556	265	370
Other income	(76)	(52)	(28)	(41)
Total Operating Expenses	$3,664	$3,641	$1,515	$1,901

TAX	604	1,300	152	694

NET INCOME	$71	$4,485	$552	$2,426

Operating Revenues

Revenues for the quarter ended June 30, 2012 of approximately $22,274,000 decreased approximately $8,415,000 or 27% from approximately $30,689,000 for the quarter ended June 30, 2011.  Chemical sales volume for the quarter ended June 30, 2012 of approximately 1,686 tonnes  represent an overall decrease of approximately 3,829 tonnes or 69% from sales volume of approximately 5,515 tonnes for the quarter ended June 30, 2011. The decrease is accounted for mainly by the decrease in the sales of calcium chloride, magnesium chloride and thiophene. Sales of chemical products decreased slightly by approximately $216,000 or 5% despite the decrease in the overall volume mainly due to the increase in the average selling prices of the flame retardant product.  The average sales price of flame retardant increased approximately 17% due to increasing demand for the product, resulting from the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product.  Fertilizer sales volume for the quarter ended June 30, 2012 of approximately 46,705 tonnes represents a decrease of approximately 20,964 tonnes or 31% from sales volume of approximately 67,669 tonnes for the quarter ended June 30, 2011.  Sales of fertilizer products decreased by approximately $8,199,000 or 31% due primarily to the decrease in sales volume resulting from the reduction in total production capacity due to the closing of the old plant.

Revenues for the six months ended June 30, 2012 of approximately $43,233,000 decreased approximately $13,732,000 or 24% from approximately $56,965,000 for the six months ended June 30, 2011.  Chemical sales volume for the six months ended June 30, 2012 of approximately 21,534 tonnes represent an decrease of approximately 13,707 tonnes or 39% from the sales volume of approximately 35,241 tonnes for the six months ended June 30, 2011.  Sales of chemical products decreased by approximately $3,249,000 or 34% mainly due to the decrease in the volume of sales, partially offset by the increase in the average selling prices of the flame retardant product.   The average sales price of flame retardant increased approximately 13%, due to increasing demand for the product, resulting from the implementation of the "Fire Prevention Law of The People's Republic of China" and the government standards set by “Requirements and Mark on Burning Behavior of Fire Retarding Products and Subassemblies in Public Place” by various industries as well as our increased marketing efforts to promote the product. Fertilizer sales volume for the six months ended June 30, 2012 of approximately 94,235 tonnes represents a decrease of approximately 29,811 tonnes or 24% from sales volume of approximately 124,046 tonnes for the six months ended June 30, 2011.  Sales of fertilizer products decreased by approximately $10,483,000 or 22% due primarily to the decrease in sales volume resulting from the reduction in total production capacity due to the closing of the old plant.

Cost of Sales

Total cost of sales for the quarter ended June 30, 2012 was approximately $20,055,000 or 90% of operating revenues compared to approximately $25,668,000 or 84% of operating revenues for the quarter ended June 30, 2011.  Chemical products cost of sales for the quarter ended June 30, 2012 was approximately $3,773,000 or 85% of chemical operating revenues.  Chemical products cost of sales for the quarter ended June 30, 2011 was approximately $3,654,000 or 78% of chemical operating revenues. The increase in the cost of sales of chemical products of approximately $119,000 resulted mainly from  the increase in the cost of production related to the Company's new flame retardant product and offset by the decrease in the sales volume of calcium chloride, magnesium chloride and thiophene. Fertilizer products cost of sales for the quarter ended June 30, 2012 was approximately $16,282,000 or 91% of fertilizer operating revenues. Fertilizer products cost of sales for the quarter ended June 30, 2011 was approximately $22,014,000 or 85% of fertilizer operating revenues. The decrease in cost of sales for fertilizer products of approximately $5,732,000 resulted mainly from the decrease in sales volume.

Total cost of sales for the six months ended June 30, 2012 was approximately $38,894,000 or 90% of operating revenues compared to approximately $47,539,000 or 83% of operating revenues for the six months ended June 30, 2011.  Cost of sales for our chemical products for the six months ended June 30, 2012 was approximately $6,289,000 or 99% of chemical operating revenues.  Cost of sales for our chemical products for the six months ended June 30, 2011 was approximately $7,425,000 or 77% of chemical operating revenues. The decrease in the cost of sales of chemical products of approximately $1,136,000 resulted mainly from the decrease in sales volume. Cost of sales for our fertilizer products for the six months ended June 30, 2012 was approximately $32,605,000 or 88% of fertilizer operating revenues. Cost of sales for our fertilizer products for the six months ended June 30, 2011 was approximately $40,114,000 or 85% of fertilizer operating revenues. The decrease in the cost of sales of fertilizer products of approximately $7,509,000 between the corresponding periods resulted mainly from the decrease in sales volume.

Gross Profit

Total gross profit for the quarter ended June 30, 2012 was approximately $2,219,000 or 10% of operating revenues compared to approximately $5,021,000 or 16% of operating revenues for the quarter ended June 30, 2011. Chemical products gross profit for the quarter ended June 30, 2012 was approximately $671,000 or 15% of chemical operating revenues.  Chemical products gross profit for the quarter ended June 30, 2011 was approximately $1,006,000 or 22% of chemical operating revenues.  The decrease in the gross profit from the sales of chemical products of approximately $335,000 resulted from the decrease in sales volume, coupled with the increase in the cost of sales related to the new flame retardant product, and offset by the increase in the sales price of the major chemical products of the Company.  Fertilizer products gross profit for the quarter ended June 30, 2012 was approximately $1,548,000 or 9% of fertilizer operating revenue.  Fertilizer products gross profit for the quarter ended June 30, 2011 was approximately $4,015,000 or 15% of fertilizer operating revenue.  The decrease in the gross profit of fertilizer products of approximately $2,467,000 resulted mainly from the decrease sales volume and decrease in average selling price.

Total gross profit for the six months ended June 30, 2012 was approximately $4,339,000 or 10% of operating revenues compared to approximately $9,426,000 or 17% of operating revenues for the six months ended June 30, 2011. Gross profit for our chemical products for the six months ended June 30, 2012 was approximately $52,000 or 1% of chemical operating revenues.  Gross profit for our chemical products for the six months ended June 30, 2011 was approximately $2,165,000 or 23% of chemical operating revenues. The decrease in the gross profit of chemical products of approximately $2,113,000 or 98% between the corresponding periods resulted mainly from the decrease in sales volume of the thiophene, calcium chloride, and magnesium chloride, coupled with the increase in the cost of sales related to the new flame retardant product, and offset by the increase in the sales price of the major chemical products of the Company.  Gross profit for our fertilizer products for the six months ended June 30, 2012 was approximately $4,287,000 or 12% of fertilizer operating revenues. Gross profit for our fertilizer products for the six months ended June 30, 2011 was approximately $7,261,000 or 15% of fertilizer operating revenues. The decrease in the gross profit of fertilizer products of approximately $2,974,000 or 41% between the corresponding periods primarily to the decrease in sales volume.

Operating Expenses

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $1,278,000, or 6% of operating revenues for the quarter ended June 30, 2012 as compared to approximately $1,572,000, or 5% of operating revenues for the quarter ended June 30, 2011.   The decrease in operating expenses between the two periods of approximately $294,000 is mainly due to the decrease in transport and handling expenses.

Operating expenses consist primarily of transportation expenses, commission, promotion and advertising expenses, freight charges and general and administrative expenses. Operating expenses amounted to approximately $2,789,000, or 6% of operating revenues for the six months ended June 30, 2012 as compared to approximately $3,137,000, or 6% of operating revenues for the six months ended June 30, 2011.   The decrease in operating expenses between the two periods approximately $348,000 is mainly due to the decrease in transport and handling expenses.

Income Taxes

The Company is subject to effective tax rates of 22% and 22% for the quarter ended June 30, 2012 and 2011, respectively.  The income tax expense was approximately $152,000 for the quarter ended June 30, 2012 and approximately $694,000 for the same period in 2011.

The Company is subject to effective tax rates of 89% and 22% for the six months ended June 30, 2012 and 2011, respectively.  The income tax expense was approximately $604,000 for the six months ended June 30, 2012 and approximately $1,300,000 for the same period in 2011.

Net Income

Our net income of approximately $552,000 for the quarter ended June 30, 2012 decreased from approximately $2,426,000 for the quarter ended June 30, 2011. The decrease in net income was largely due to the decrease in operating revenues and gross profit. For the quarter ended June 30, 2012, income taxes decreased consequent to the decrease in net income. The income after the operating expenses covered income tax and interest expense. Net income as a percentage of operating revenues approximated 2% and 8% for the quarter ended June 30, 2012 and 2011, respectively.

Our net income was approximately $71,000 for the six months ended June 30, 2012.  Our net income was approximately $4,485,000 for the six months ended June 30, 2011. The decrease in net income was largely due to the decrease in operating revenues and gross profit. For the six months ended June 30, 2012, income taxes decreased consequent to the decrease in net income.  Despite the increase in short-term borrowings for the six months ended June 30, 2012 compared to the same period in 2011, the settlement of the borrowings on the February 2010 promissory notes resulted in the decrease of total finance and interest cost by $40,000 for the six months ended June 30, 2012 compared to those for the six months ended June 30, 2011.  Net income as a percentage of total operating revenues for the six months ended June 30, 2012 approximated 0.16% and 8%  for the six months ended June 30, 2011.

Liquidity and Capital Resources

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2012 amounted to approximately $4,139,000.  Net cash provided  by  operating activities for the six months ended June 30, 2011 amounted to approximately $4,531,000.  The increase in cash used of approximately $8,670,000 was primarily due to the increase in inventory purchases and trade and other receivables.

Investment Activities

Net cash used for investment activities for the six months ended June 30, 2012 and 2011 amounted to approximately $3,741,000 and $8,193,000, respectively.  This decrease of approximately $4,452,000 was mainly due to the decrease in acquisition of fixed assets and in placing cash on a restricted category in 2012.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 amounted to approximately $6,951,000 and $9,863,000, respectively.  This represents a decrease of approximately $2,912,000 which was primarily due to the net decrease in new borrowings.

Future cash commitments

In order to improve our performance and competitiveness, we are constructing our Heze fertilizer plant, a fertilizer warehouse and flame retardant packaging workshop. We have already invested a total of $10,001,000 into our Heze plant and $2,176,000 into our fertilizer warehouse through June 30, 2012. However, an additional $4,120,000 is needed to complete the Heze plant construction, an additional $729,000 is needed to complete the fertilizer warehouse, and an additional $503,000 is needed to complete the flame retardant packaging workshop.

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

During the six months ended June 30, 2012, no PN Warrant has been exercised. There are 1,355,357 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 0.75 year outstanding and exercisable as of June 30, 2012. While as of December 31, 2011, there were 495,000 PN Warrants with weighted average exercise price of US$0.70 and remaining life of 1.25 year outstanding.

On February 2, 2010, Changda Chemical entered into a loan agreement with Huaran Zhu, our director, for an unsecured interest free loan in the amount of $314,233 . The loan is not subject to any interest. The loan is payable on demand.

On March 9, 2010, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $3,053,388. The loan was due and payable on March 8, 2011. The interest rate is 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is secured by land use right and factory building of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On March 14, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $3,142,333 until March 13, 2012. The executed interest rate is 8.484% per annum.  This loan was fully paid on March 11, 2012. On March 16, 2012, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $3,170,140 until March 15, 2013. The executed interest rate is 9.184% per annum.

On March 25, 2010, Weifang Changda Chemicals Co., Ltd. entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $610,678. The loan was due and payable on March 24, 2011. The interest rate should be 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with the executed interest rate as 7.434% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Sanyou Package Products Co., Ltd., a supplier of Changda Chemical. On March 30, 2011, we entered into an agreement with Bank of Weifang New Worker Village Branch to extend the loan in the amount of $628,466 on the same terms until March 21, 2012, while the executed interest rate is 8.484% per annum. This loan was fully paid on March 20, 2012. On March 23, 2012, we entered into an agreement with Bank of Weifang New Worker Village Branch to extend the loan in the amount of $634,028 on the same terms until March 22, 2013, while the executed interest rate is 9.184% per annum.

On September 3, 2009, Changda Fertilizer entered into a Credit Facility Agreement with the China Merchants Bank, Weifang Branch, for a credit facility in the amount of $1,517,220. The loan was due and payable on September 2, 2010. The interest rate is to be determined on application of loans under the credit facility agreement. The maximum amount under the credit facility agreement is guaranteed by Changda Chemicals and Qingran Zhu, our chief executive officer, through separate Maximum Irrevocable Guarantee Agreements, effective September 3, 2009. Pursuant to the Maximum Irrevocable Guarantee Agreements, Changda Chemicals and Qingran Zhu are jointly and severally liable for any unpaid loans, interests, or fees arising under the agreement. Pursuant to the Credit Facility Agreement, on September 3, 2009, Changda Fertilizer applied for a loan in the amount of $763,347. The loan was due and payable on the maturity date of September 2, 2010. The loan is subject to a fixed annual interest rate of 6.372% per annum. In the case of unauthorized use of the loan, the annual interest rate is 100% more than the 12-month Benchmark Lending Rate issued by China Central Bank on the date of unauthorized use. On September 2, 2010, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan until March 1, 2011. The interest rate is 5.832% per annum. On March 2, 2011, Changda Fertilizer entered into a loan contract with China Merchants Bank, Weifang Branch, to extend the loan in the amount of $785,583 until March 2, 2012.  The interest rate is 30% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.878% per annum. This loan was fully paid on March 1, 2012. On March 13, 2012, Changda Fertilizer entered into a loan contract with China Merchant Bank, Weifang Branch, to extend the loan in the amount of $792,535 until March 15, 2013. The interest rate is 20% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with executed interest rate of 7.57% per annum.

On October 21, 2008, Gang Zhang entered into a personal loan contract with Yingtaoyuan Rural Credit Cooperative, for a loan in the amount of $229,004. The loan was due and payable on October 20, 2010. The interest rate equals 40% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted every month, with an executed interest rate of 7.784% per annum.  Interest is payable on a monthly basis.The loan is secured by the office premises of Weifang Changda Fertilizer Co., Ltd., our subsidiary. On October 21, 2008, Gang Zhang and Changda Fertilizer entered into an entrusted loan agreement pursuant to which Gang Zhang entrusted his loan with Yingtaoyuan Rural Credit Cooperative to Changda Fertilizer. On October 28, 2010, we entered into an agreement with Weifang Weicheng district Rural Credit Cooperative (previously known as Yingtaoyuan Rural Credit Cooperative) to extend the loan the same terms until October 27, 2011.  On October 27, 2011, the loan in the amount of $237,760 was further extended until October 25, 2012.

On March 23, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, for a loan in the amount of $1,571,166. The loan is due and payable on March 22, 2012. The interest rate is 10% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate of 6.666% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Food Company Limited, Changda Chemical, and Qingran Zhu.  This loan was fully paid on March 21, 2012. On March 23, 2012, Changda Fertilizer entered into a loan contract with Shenzhen Development Bank, Qingdao Branch, to extend the loan in amount of $1,585,070 until March 22, 2013. The interest rate is 15% more than the Benchmark Lending Rate issued by the China Central Bank and should be adjusted monthly, with the executed interest rate of 7.26% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Weifang Dayeng Food Company Limited, Changda Chemical, Qingran Zhu, our chairman and chief executive officer and secured by the inventory of Changda Fertilizer which is worth not more than $4,953,343.

On July 26, 2011, Changda Fertilizer entered into a loan contract with Zheshang Bank of China, Jinan Branch, for a loan in the amount of $1,743,577. The interest rate is 6.31% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfa Ocean Chemical Industry Co., Ltd. The Chairman and CEO of Changda Fertilizer also signed a personal guarantee for this loan. The loan was due and payable on July 25, 2012.  This loan was fully paid on July 24, 2012.

On September 26, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, for the note payable in the amount of $3,927,915. The note payable was due and payable on March 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $ 1,571,166. This loan was fully paid on March 25, 2012. On March 27, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Shenzhen Development Bank, Qingdao Branch, to extend the note payable in the amount of $4,755,210. The note payable is due and payable on September 27, 2012. The note payable is secured by the bank deposit placed in Shenzhen Development Bank, Qingdao Branch, with an amount of $2,377,605.

On October 9, 2011, Changda Chemicals entered into a loan contract with Industrial and Commercial Bank of China Limited, Weifang Dongguan Branch, for a loan in the amount of $1,585,070.  The loan is guaranteed by the land use right and factory building of Changda Chemical.  The loan is due and payable on October 9, 2012. The interest rate is 6.94 % per annum. Interest is payable on a monthly basis.

On October 20, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $792,535.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 19, 2012.  The interest rate is 9.184 % per annum.  Interest is payable on a monthly basis.

On October 24, 2011, Weifang Changda Chemical Co., Ltd. entered into a Bank’s acceptance bill contract with Bank of Weifang, New Worker Village Branch, for the note payable in the amount of $790,551.  The note payable is secured by the $790,551 cash deposited with Bank of Weifang, New Worker Village Branch.  This loan was due and payable on April 24, 2012.  This loan was fully paid on April 23, 2012.

On October 25, 2011, Changda Fertilizer entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount $792,535.  The loan is secured by the land use right and factory building of Changda Fertilizer.  The loan is due and payable on October 24, 2012.  The interest rate is 9.184 % per annum.  Interest is payable on a monthly basis.

On October 28, 2011, Changda Chemicals entered into a loan contract with Bank of Weifang, New Worker Village Branch, for a loan in the amount of $628,466.  The loan is guaranteed by sales contracts with third parties valued at approximately $1,038,000.  The loan was due and payable on January 8, 2012.  The interest rate is 9.184 % per annum.  Interest is payable on a monthly basis. On January 20, 2012, we entered into a loan contract with Bank of Weifang, New Worker Village Branch, to extend the loan in the amount of $632,441 until May 20, 2012. The interest rate is 9.184% per annum. The loan is guaranteed by sales contract with third parties valued at approximately $795,500.  This loan was fully paid on May 20, 2012.

On December 22, 2011, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with China Minsheng Banking Corp., Ltd., Weifang Branch, for the note payable in the amount of $948,662.  The note payable is secured by the $474,331 cash deposited with China Minsheng Banking Corp., Ltd., Weifang Branch.  This loan was due and payable on June 22, 2012.  This loan was fully paid on June 21, 2012.

On January 13, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with China Minsheng Banking Corp., Ltd., Weifang Branch, for the note payable in the amount of $2,219,098. The note payable is secured by the $1,109,549 cash deposited with China Minsheng Banking Corp., Ltd., Weifang Branch. This loan was due and payable on July 13, 2012.  This loan was fully paid on July 12, 2012.

On January 16, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Indsustrial Bank Co., Ltd., Weifang Branch, for a loan in the amount of $792,535. The loan is due and payable on January 15, 2013. The interest rate is 9.184% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Shandong Shouguang ShenRunfer Ocean Chemical Industry Co., Ltd., an unrelated third party. The Chairman and CEO of the Company also signed a personal guarantee for this loan.

On February 10, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Bank of Weifang, New Worker Village Branch, for the note payable in the amount of $317,014. The note payable is secured by the $317,014 cash deposited with Bank of Weifang, New Worker Village Branch. This loan is due and payable on August 10, 2012. This loan was fully paid on August 9, 2012.

On March 19, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with Industrial Bank Co., Ltd., Weifang Branch, for the note payable in the amount of $4,755,210. The note payable is secured by the $2,377,605 cash deposited with Industrial Bank Co., Ltd, Weifang Branch. This loan is due and payable on September 19, 2012.

On April 14, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a loan contract with Bank of China, for a loan in the amount of $3,170,068. The loan is due and payable on October 14, 2012. The interest rate is 8.77% per annum. Interest is payable on a monthly basis. The loan is guaranteed by Changda Chemical, the Chairman and CEO of the Company and his spouse and secured by the trade receivable of Changda Fertilizer in the amount of US$3,634,565.

On June 27, 2012, Weifang Changda Fertilizer Co., Ltd. entered into a Bank’s acceptance bill contract with China Merchants Bank, Weifang Branch, for the note payable in the amount of $475,521. The note payable is secured by the $475,521 cash deposited with China Merchants Bank, Weifang Branch. This loan is due and payable on December 27, 2012.

While we have interest bearing loans and notes payable in the aggregate principal amount of $27,818,000 which are due on or before March 22, 2013, we believe that we have sufficient cash on our balance sheet and will have sufficient cash from operations to repay all indebtedness when it becomes due.  Furthermore, it is standard practice in China for financial institutions loans to rollover loans on the same terms as opposed to entering into long-term credit arrangements. In the past we have not experienced any problems in rolling over any of our short term loans. However, if the banks we currently dealing should decide not to roll over our loans and we do not have sufficient cash from operations or on our balance sheet to repay such indebtedness, we may need to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments.  While we do not anticipate the need to raise any additional capital at this time, to the extent we do need to raise capital in the future, we cannot be certain that we will be able to obtain financing on terms acceptable to us or at all.  In such case, we may be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

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

The following tables summarize our contractual obligations as of June 30, 2012 and the effect these obligations is expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(in thousands)

Contractual Obligations :
Operating Lease	$215	$7	$17	$10	$181
Loans, Notes and Other Borrowings
Notes payable	$12,522	$12,522	$-	$-	$-
Shareholders’ loans	$1,132	$1,132	$-	$-	$-
Short-term interest-bearing borrowings	$15,296	$15,296	$-	$-	$-
Total Loans, Notes and Other Borrowings	$28,950	$28,950	$-	$-	$-

Total Contractual Obligations:	$29,165	$28,957	$17	$10	$181

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting for the quarterly period ended June 30, 2012 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGDA INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2012	By:	/s/ Qingran Zhu
Qingran Zhu
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2012	By:	/s/ Leodegario Quinto Camacho
Leodegario Quinto Camacho
Chief Financial Officer (Principal Financial and Accounting Officer)